Form 10-Q
period 1996-09-30
SYSTEMS COMMUNICATIONS INC
filed 1996-11-15
CIK 949857

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended September 30, 1996


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26668


                        SYSTEMS COMMUNICATIONS, INC.
-------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

FLORIDA                                               65-0036344
--------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S.
Employer Identification No.)

2575 ULMERTON ROAD, SUITE 300, CLEARWATER, FLORIDA    34622
------------------------------------------------------------
(Address of principal executive offices)          (ZIP Code)


Registrant's telephone number, including area code      813-571-1185
-------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) had filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes__X___          No_____

Number of shares outstanding of the issuer's Common Stock, par value .001 per share, as of October 14, 1996 10,817,094 shares.






                              PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 30,       DECEMBER 31,
                                                               1996                1995
                                                           ------------         ----------
                                                           (UNAUDITED)
            ASSETS
Current assets:
   Cash and cash equivalents                                $    --           $ 964,714
   Accounts receivable, less allowance for doubtful
     accounts of $570,973 in 1996, and $510,000 in 1995     1,582,626         1,322,469
   Notes receivable from officers and employees               102,000            52,000
   Equipment inventories                                         --             228,344
   Deferred expenses                                          428,360           481,897
   Deferred income taxes                                      608,277           608,277
   Other current assets                                       575,961           499,167
                                                            ---------         ---------
Total current assets                                        3,297,224         4,156,868
                                                            ---------         ---------
Furniture and equipment                                     1,727,622           693,046
   Less accumulated depreciation                             (438,837)         (220,524)
                                                           ----------         ---------
   Net furniture and equipment                              1,288,785           472,522
Deferred compensation                                         972,025         1,190,374
Intangible assets, net of accumulated amortization of
   $718,334 in 1996 and $253,333 in 1995                   11,831,666        12,296,667
Excess of cost over fair value of net assets acquired,
  net of accumulated amortization of $287,987 in 1996
  and $38,638 in 1996                                       4,818,046         3,125,675
Other noncurrent assets                                       496,373           303,548
                                                          -----------         ---------
                                                         $ 22,704,119      $ 21,545,654
                                                          ===========       ===========

See Notes to Consolidated Financial Statements



                   SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)

                                                         SEPTEMBER 30,       DECEMBER 31,
                                                               1996              1995
                                                         -------------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY                       (UNAUDITED)
Current liabilities:
   Borrowings under lines of credit                           122,234        $   45,151
   Current portion of related party notes and debentures    2,328,517         1,579,395
   10.75% demand note payable, secured by certain
     accounts receivable                                      100,000           100,000
   Current portion of obligations under capital leases        217,939            29,328
   Accounts payable                                         1,782,173         1,260,990
   Accrued expenses and other current liabilities             585,640           187,334
   Accrued compensation and employee benefits               1,442,035         1,358,947
   Deferred revenue                                         1,098,502           856,719
                                                            ---------        ----------
Total current liabilities                                   7,677,040         5,417,864
Long-term portion of related party notes and debentures          --              46,005
Long-term portion of obligations under capital leases         476,991           129,190
Deferred compensation                                         990,802         1,150,827
Deferred income taxes                                       1,283,828         3,271,649
Other long term liabilities                                    72,578              --
                                                            ----------       ----------
Total liabilities                                          10,501,239        10,015,535
                                                            ----------       ----------
Common stock subject to rescission                            789,624           789,624
                                                            ---------        ----------
Stockholders' equity:
   Class A convertible preferred stock, stated value and
       liquidation preference $1.00 per share; authorized
       5,000,000 shares, issued and outstanding 902,000
       shares in 1996,and 4,800,000 shares in 1995           158,280           178,125
   Class B convertible preferred stock, stated value and
       liquidation preference - $1.00 per share; authorized
       10,000,000 shares, issued and outstanding 4,550,000
       shares in 1996 and 4,690,000 shares in 1995          2,491,745         2,728,345
   Common stock - $.001 par value; authorized 50,000,000
       shares, issued and outstanding 10,343,000 shares
       in 1996, and 7,426,000 shares in 1995                   10,343             7,426
 Common stock to be issued                                   2,000,000         2,000,000
 Additional paid in capital                                 16,519,132        11,873,909
 Accumulated deficit                                        (9,766,244)       (6,047,310)
                                                             ---------         ---------
Total stockholders' equity                                  11,413,256        10,740,495
                                                            ----------         ---------
                                                            22,704,119       $21,545,654
                                                            ==========       ===========

See Notes to Consolidated Financial Statements



                     SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Nine Months Ended           Three Months Ended
                                             September 30,                 September 30,
                                       -------------------------     --------------------
                                          1996          1995            1996         1995
                                        -------       -------          ------       -----
                                      (UNAUDITED)   (UNAUDITED)     (UNAUDITED)  (UNAUDITED)
Net revenues:
   Healthcare                          1,166,465     $    --        $  456,602    $    --
   Telecommunications                  1,715,674     1,862,625         447,197     1,554,901
                                       ----------     ---------      ----------    --------
                                       2,882,139     1,862,625         903,799     1,554,901
                                       ----------     ---------      ----------    --------
Costs and expenses:
   Cost of healthcare revenues           200,342          --            44,620         --
   Cost of telecommunication revenues  1,107,982     1,252,439         254,918     1,196,362
   Selling and administrative expenses 6,037,790     1,844,087       1,874,592     1,252,895
   Depreciation and amortization         996,343       127,959         335,863        94,849
                                      ----------     ---------       ---------     ---------
                                       8,342,457     3,224,485       2,509,993    2,544,106
                                      ----------     ---------      ----------     ---------
Income (loss) from operations         (5,460,318)   (1,361,860)     (1,606,194)    (989,205)
Interest income                           14,426           556           2,969           93
Interest expense                        (258,779)       (2,900)        (94,613)        3563
Other income (expense), net               (2,089)       (4,288)         (2,089)      (4,088)
                                      ----------     ---------        ---------     --------
Income (loss) before income taxes     (5,706,760)   (1,368,492)     (1,699,927)    (989,637)
Income tax benefit                    (1,987,821)         --          (670,821)        --
                                      -----------      -------      -----------     -------
   Net income (loss)                 $(3,718,939)  $(1,368,492)    $(1,029,106)   $(989,637)
                                      ===========     =========     ============   =========
Earnings (loss) per share            $      (.46)  $      (.47)    $      (.12)   $    (.26)
                                      ===========     =========      ==========    =========
Weighted average number of
   common shares outstanding           8,077,218     2,942,415       8,727,554    3,784,662
                                      ===========    ==========     ==========    ==========


See Notes to Consolidated Financial Statements


                     SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended September 30,
                                                         -------------------------------------
                                                            1996                       1995
                                                         ---------                     -------
                                                        (UNAUDITED)                 (UNAUDITED)
Net cash used in operating activities                   (3,746,364)                  (1,336,831)
                                                       -----------                     ---------
Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired         90,890                     (132,905)
     Expenditures for furniture and equipment             (307,289)                    (100,845)
     Loan to officer                                       (50,000)                         --
                                                       -----------                    ---------
    Net cash used in investing activities                 (266,399)                    (233,750)
                                                       -----------                    ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock               2,391,695                    1,213,813
    Proceeds from notes payable                            798,397                      527,331
    Payments on notes payable and capital leases          (129,543)                    (197,110)
    Payments on borrowings under line of credit            (12,500)                        (423)
                                                        ----------                    ---------
        Net cash provided by financing activities        3,048,049                    1,543,611
                                                       -----------                    ---------
    Net increase (decrease) in cash                        964,714                      (26,970)
    Cash and cash equivalents at beginning of the period   964,714                       81,522
                                                         ---------                     --------
Cash and cash equivalents at end of the period           $     --                      $ 54,551
                                                         =========                     ========

See Notes to Consolidated Financial Statements


             SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996

1. The unaudited consolidated balance sheet at September 30, 1996, the unaudited consolidated statements of operations for the nine and three months ended September 30, 1996 and 1995 and unaudited consolidated statements of cashflows for the nine months ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results for the full fiscal year.

2. In June 1995, the Company completed the acquisition of all of the outstanding stock of LCI from a person designated as a promoter/ shareholder of the Company in exchange for 1,075,000 shares of the Company's Class A preferred stock. The net assets acquired were recorded at the promoter/shareholder's historical cost. The cost basis of the promoter/shareholder was diminimis.

In June 1995, the Company acquired all of the outstanding stock of Comstar in exchange for 200,000 shares of the Company's common stock, valued at $126,000, and 500,000 shares of its Class A convertible preferred stock, valued at $157,500. The total purchase price was $283,500. Each share of preferred stock issued in connection with this acquisition is convertible into one-half share of the Company's common stock at the election of the holder at any time prior to a public offering of the Company's common stock and are automatically converted at the time of such public offering. The excess of the purchase price over the fair value of net assets acquired ($273,250) was allocated to goodwill and is being amortized over 5 years.


In July 1995, the Company acquired all of the outstanding stock of TNI in exchange for 4,550,000 shares of the Company's Class B convertible preferred stock, valued at $2,492,000, $450,000 of 10% convertible debentures and $50,000 in cash. Holders of the convertible debentures are also entitled to receive an aggregate of 225,000 stock purchase warrants, valued and recorded at $141,750, exercisible at any time prior to a public offering of the Company's common stock for an exercise price of $1.50 per share. Each share of preferred stock issued in connection with this acquisition is convertible into .36 shares of the Company's common stock at the election of the holder at any time prior to a public offering of the Company's common stock and are automatically converted at the time of such public offering. The 10% convertible debentures, plus accrued interest, are due at the time of a public offering of the Company's common stock and are convertible, at the election of the holder, into the Company's common stock at the public offering price in such public offering. The total purchase price for TNI was $3,138,450. The excess of the purchase price over the fair value of the net assets acquired was $2,758,779. This amount was written off, with no associated tax benefit in the fourth quarter of 1995.

In October 1995, the Company acquired all of the outstanding stock of NSC in exchange for 2,000,000 shares of the Company's common stock valued at $6,916,000, cash of $1,000,000 and $250,000 in notes payable. The purchase price also included shares of the Company's common stock, valued at $2,000,000, to be issued to the former shareholders of NSC no later than November 30, 1996. The dollar amount of the shares to be issued($2,000,000) is shown as common stock to be issued in the accompanying consolidated financial statements. The number of additional shares to be issued is to be determined at the date of issuance based upon a formula and upon issuance will be valued at $2,000,000 in the aggregate. The formula to determine the number of additional shares to be issued is $5,000,000 minus outstanding advances made to NSC by the Company divided by the quoted market value of the Company's common stock. The $250,000 in notes payable are non-interest bearing and are due in equal monthly installments of $20,000. The total purchase price for NSC was $10.5 million, including the $2,000,000 in additional shares to be issued in November 1996 pursuant to the acquisition agreement. The excess of the purchase price over the fair value of the net assets acquired ($2,891,063) is being amortized over 20 years. The net assets acquired include $12,400,000 for healthcare management information software technology that is being amortized over 20 years.

In March 1996, the Company acquired all of the outstanding stock of Health Management Technologies, Inc. ("HMT"), whose principal business is the development, sale and maintenance of medical management computer software, for 309,837 shares of its common stock valued at $2,000,000. The Company has tentatively allocated all of the HMT excess purchase price ($2,080,000) to goodwill pending final analysis by the Company.

The following unaudited pro forma summary operating results for the nine months ended September 30, 1996 and 1995 includes the results of operations of companies acquired in 1996 and 1995. The pro forma operating results for the nine months ended September 30, 1996 and 1995 reflects the operating results of companies acquired with pro forma adjustments (primarily goodwill and intangible amortization) as if the acquisitions were consummated as of the beginning of the respective periods. The pro forma summary is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future operating results of the combined companies.


                                                NINE MONTHS ENDED
                                         -------------------------------
                                                   SEPTEMBER 30,
                                         -------------------------------
                                           1996                   1995
                                         ---------             ---------
Net revenues                            $ 3,085,211          $ 5,760,355
                                        -----------            ---------
Net loss                                (3,751,073)          (2,675,825)
                                        -----------            ---------
Net loss per share                      $     (.46)          $     (.49)
                                        -----------            ---------

3. During the period from July 1, 1996 to September 30, 1996, the Company issued 50,700 shares of its common stock for an aggregate cash consideration of approximately $230,000, 1,949,000 shares upon conversion of class A preferred stock and 50,910 upon conversion of class B preferred stock. The Company also issued 15,000 shares of its common stock, valued at $58,200, in consideration of services rendered.


                      SYSTEMS COMMUNICATIONS,INC. AND SUBSIDIARIES
                           PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain information derived from the Consolidated Financial Statements of the Company for the nine months and three months ended September 30, 1996 and 1995. The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

                                    Nine Months Ended          Three Months Ended
                                       September 30,              September 30,
                                   ------------------------  --------------------
                                          1996         1995        1996        1995
                                          ----         ----        ----        ----
Net Revenues:
Healthcare                          $1,166,465          --      456,602    $     --
Telecommunications                   1,715,674    1,862,625     447,197     1,554,901
                                     ---------      -------     -------     ---------
                                     2,882,139    1,862,625     903,799     1,554,901

Cost of healthcare revenues            200,342         --        44,620          --
Cost of telecommunication revenues   1,107,982    1,252,439     254,918     1,196,362
Selling and administrative expenses  6,037,790    1,844,087   1,874,592     1,252,895
Depreciation and amortization          996,343      127,959     335,863        94,849
Income (loss) from operations       (5,460,318)  (1,361,860) (1,606,194)     (989,205)


Operations of Businesses Acquired

In 1995, the Company acquired various businesses, the most significant of which were Telecom, acquired July 1995, and NSC, acquired October 1995; and in March 1996, the Company acquired HMT.

The Company's consolidated operating results for the nine months and three months ended September 30, 1996 and 1995 include the results of operations of businesses acquired from their respective dates of acquisition, as follows:



                                      Nine Months Ended           Three Months Ended
                                         September 30,               September 30,
                                   ------------------------     ---------------------
                                          1996         1995        1996        1995
                                          ----         ----        ----        ----
Net Revenues:
Healthcare                          $1,166,465          --      456,602    $     --
Telecommunications                   1,284,014    1,315,242     259,783     1,315,242
                                     ---------      -------     -------     ---------
                                     2,450,479    1,315,242     716,385     1,315,242

Cost of healthcare revenues            200,342         --        44,620          --
Cost of telecommunication revenues   1,099,908    1,128,116     254,918     1,128,116
Selling and administrative expenses  3,512,226      289,219   1,072,941       289,219
Depreciation and amortization          917,968       58,360     341,819        58,360
Income (loss) from operations      $(3,279,964)    (119,003)   (997,910)   $ (119,003)

The net revenues and loss from operations of Telecom for the period from the date of acquisition (July 7, 1995) to September 30, 1995 were $1,315,242 and $104,990, respectively. For the three months ended September 30, 1996 the net revenues and operating loss of Telecom were $259,783 and $202,914, respectively, and for the nine months ended September 30,1996 were $1,284,014 and $793,725, respectively. Telecom's operating results for the period subsequent to the date of acquisition were adversely affected by (i) the failure of GE Capital Communications Services Corporation ("GECCS") and New Enterprises Wholesale Services Limited Partnership ("News") to, among other things, provision customer accounts for telecommunications products offered by GECCS/News and sold by Telecom pursuant to a contractual agreement among Telecom, GECCS and News, (ii) the cancellation of Telecom customers by GECCS and News, (iii) the failure of GECCS/News to properly bill and collect revenues due to Telecom and
(iv) a diminution of Telecom's marketing and distribution organization as a result of such failures and other actions taken by GECCS and News. The diminution in Telecom's marketing and distribution organization that occurred as a result of such failures and other actions taken by GECCS and News, together with limitations on the ability of the Company to provide additional working capital to Telecom, continues to adversely affect Telecom's operations. See "Liquidity and Capital Resources".

The net revenues and loss from operations of NSC (acquired in October 1995) were $321,384 and $2,123,529 for the nine months ended September 30,1996, respectively, and $76,168 and $598,295 for the three months ended September 30, 1996, respectively. Negatively impacting NSC's operating results during these periods were lower than expected revenues from retroactive healthcare claims analysis and recovery services, the cost of software development activities and costs related to sales and marketing of NSC's healthcare management information technology.

The net revenues and loss from operations of HMT for the period from the date of acquisition (March 12, 1996) to September 30, 1996 were $845,081 and $307,799 respectively, and $379,921 and $183,301, respectively, for the three months ended September 30, 1996. The loss from operations during these periods principally reflect costs related to the enhancement of existing products, development of new products and marketing and sales activities.

NET REVENUES

The increase in net revenues for the nine months ended September 30, 1996 versus 1995 principally reflects the net revenues of businesses acquired.
For the three months ended September 30, 1996, net revenues declined by approximately $650,000 as compared to the corresponding period of the previous year. This decline was due to the loss of telecommunication revenues as a result of the matter between Telecom and GECCS/News offset by revenues of acquired companies.. See "Operations of Businesses Acquired".

COST OF HEALTHCARE REVENUES

The changes in the cost of healthcare revenues from period to period are the result of acquisitions of businesses. See "Operations of Businesses Acquired".

COST OF TELECOMMUNICATION REVENUES

The changes from period-to-period in the cost of telecommunication services reflects the effects of acquisitions and changes in product mix. Product mix changes included a decrease in long-distance resale revenues, principally as a result of the matter between Telecom and GECCS/News. See "operations of Businesses acquired".

SELLING AND ADMINISTRATIVE EXPENSES

The period-to-period increases in selling and administrative expenses are the result of businesses acquired, costs related to the GECCS/News matter, costs associated with the Company's growth and acquisition strategy and costs related to sales and marketing of the Company's healthcare management information products/technology.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the nine and three months ended September 30, 1996 increased over the comparable period of 1995 principally due to the amortization of intangibles and goodwill arising from business acquisitions and from higher investments in furniture and equipment.

INTEREST EXPENSE

The increases from period-to-period in interest expense are principally due to higher levels of borrowings outstanding, principally from related parties, and interest accrued on common stock subject to rescission.

INCOME TAXES

For the nine months and three months ended September 30, 1996 the Company recorded deferred income tax benefits of $1,987,821 and $670,821, respectively, attributable primarily to the operating loss for the periods.

For the corresponding periods of the previous year no income tax benefits were recorded due to the Company having net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has continued to use cash in its operations and has relied on borrowings, principally from related parties, and proceeds from the private placement of its common stock to fund its operations.


The Company anticipates that it will continue to consume cash in its business operations until such time as it is able to arrange financing (i) to expand the commercialization and marketing of NSC's healthcare information systems technology, (ii) further develop and enhance HMT's PC based software products for managed care and occupational health and (iii) fund the capital requirements of its OSP and PPV business. As of September 30, 1996, the Company and its subsidiaries have no material used or unused lines of credit.

The Company is pursuing numerous avenues to finance its businesses and is currently in discussion with various institutional investors and lenders and potential strategic alliance healthcare related business partners, which may result in financing commitments to fund its healthcare activities but there is no assurance that any of these discussions will result in a financing commitment. The Company is also pursuing collection of the arbitration award from the GECCS/News proceeding. The award was for $1,253,364. After the payment of legal fees and other costs, the Company expects to receive approximately $650,000.

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company continues to believe that it will require approximately $4-6 million, including the obligations described in the following paragraph, to(i) further expand the commercialization and marketing of NSC's healthcare information systems technology, (ii) further develop and enhance HMT's PC based software products for managed care and occupational health and (iii) continue to develop its PPV and OSP business in Mexico. Without additional financing, it is unlikely that the Company would be able to achieve profitable operations, in which case the viability of the Company as a going concern is in doubt. In such event, the Company would be required to divest assets or businesses or seek other alternatives in order to maintain operations.

In connection with certain of its business acquisitions, the Company is obligated, over the next two years, to provide or arrange working capital and equipment financing transactions totaling approximately $2.7 million. While the Company believes that it will be able to arrange such financing in one or more debt or equity financing transactions there is no assurance that the Company will in fact be able to do so, in which case the acquired companies could seek to enforce such financing commitments. In that event, it is uncertain whether or not the Company would be able to fulfill such financing commitments in which case the Company would be required to seek other available alternatives.

Additionally, the Company has been notified by the Michigan Department of Commerce, Securities Bureau, that it has offered and sold securities in the State of Michigan without an exemption from registration under the Michigan Uniform Securities Act. As part of the proposed consent order from the State of Michigan, the Company is expected to be required to offer a right of rescission to Michigan purchasers of its securities. Enforcement sanctions relative to the sale of unregistered, non-exempt securities may also include fines and restrictions on the Company's ability to sell securities in Michigan. As of September 30, 1996, the Company estimates its maximum potential exposure as a result of the proposed rescission offer in the State of Michigan to be approximately $789,624 including interest of approximately $37,635.


The Company is seeking a change to the proposed Michigan order which would postpone any required rescission until after the Michigan purchasers have been afforded an opportunity to resell their shares pursuant to registration under the Securities Act of 1933. It is unlikely that the Company would be able to complete a rescission offer in Michigan without additional financing commitments.

Based on the foregoing factors, it is uncertain whether or not the Company will be able to meet its short-term or long-term liquidity needs in the absence of additional financing or a strategic alliance which would provide the funds required to further commercialize and market NSC's healthcare information software technology and HMT's product development and marketing efforts. Collection of the GECCS/News arbitration award, however, would provide the Company with the ability to meet certain of its immediate and short-term liquidity needs. Such needs include amounts due trade and other creditors of the Company and its subsidiaries, a substantial portion of which are currently past due. As discussed above, the Company is currently seeking additional financing from institutional investors and lenders and from strategic alliance partners in the healthcare industry but, there is no assurance that such financing will be obtained and, if obtained, whether or not such financing will be sufficient to carry-out the objectives of the Company and its subsidiaries and satisfy existing obligations or obligations arising from rescission offers the Company may be required to make to previous purchasers of its common stock.


                       SYSTEMS COMMUNICATIONS,INC.AND SUBSIDIARIES
                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The matter between Coast Communications, Inc. ("CCI") and SCI has been referred by court order to mandatory arbitration in the State of Florida. As of this date, no arbitration proceedings have been initiated.

The Company has not yet received the award granted to the Company by the American Arbitration Association in the matter of Telecom versus GECC/News. The award was for the amount of approximately $1,250,000. The Company intends to vigorously pursue the collection of the amount awarded.

Item 6. Exhibits and Reports on Form 8-K
(a)  Exhibits:

27.3 Financial Data Schedule (Nine Months Ended September 30, 1996). ( b) Reports on Form 8-K

The Company filed a Form 8-K on October 29, 1996 regarding the matter of the arbitration between Telecom Network, Inc. and GE Capital Communication Services Corp. and New Enterprises Wholesale Services, Ltd.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMS COMMUNICATIONS, INC.                  Date: November 15,1996


By /s/ EDWIN B. SALMON, JR.
  -----------------------------
  EDWIN B. SALMON, JR.
  Chairman of the Board of Directors


By /s/ STEPHEN E. WILLIAMS
  ----------------------------
  STEPHEN E. WILLIAMS
  Chief Executive Officer


By   /s/ ROBERT A. THOMPSON
  ----------------------------
  ROBERT A. THOMPSON
  Chief Financial and Principal Accounting Officer