Form 10-K
period 1996-12-31
SYSTEMS COMMUNICATIONS INC
filed 1998-02-20
CIK 949857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-K

  _x_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1996

                                   OR

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
  For the transition period from ______________ to _______________

                       Commission File Number 000-26668

                        SYSTEMS COMMUNICATIONS, INC.
---------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

        FLORIDA                                65-0036344
---------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification No.)

4707 140th Avenue North, Suite 107, CLEARWATER, FLORIDA        33762
---------------------------------------------------------------------------
(Address of principal executive offices)                     (ZIP Code)

Registrant's telephone number, including area code      (813)530-4800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
===========================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ____       No __X___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     _x__

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 22, 1997, (based on the average of the high and low bid prices of such stock on the over-the-counter securities market) was $3,168,468.

The number of shares of the registrant's common stock, $.001 par value, outstanding as of December 22, 1997 was 12,099,176.

ITEM 1. BUSINESS

Systems Communications, Inc. (the " Company"), a Florida corporation, was organized as Florida One Capital Corporation in 1987 and made an initial public offering of its common stock as a "blank check" company for the purpose of acquiring other companies. The Company underwent several corporate name changes from its inception until 1991, when it changed its name to Systems Communications, Inc., and at various times, as a result of business acquisitions, was a merchandiser of optical products and a developer of residential homes. All business acquisitions made by the Company prior to 1991 were rescinded in 1991 or earlier and the Company was inactive from 1991 until August 1994. In August 1994, the Company acquired Ameristar Telecommunications, Inc. ("ATI"), an Illinois corporation, and Coast Communications, Inc. ("CCI"), an Arizona corporation. ATI sells Operator Service Provider ("OSP"), long-distance telephone and Pay-Per-View ("PPV") television services and products to small and medium-sized hotels and motels. CCI is in the business of installing and servicing PPV equipment. As more fully discussed below, the acquisitions by the Company of ATI and CCI were rescinded in May of 1997 and 1996, respectively.

In June 1995, the Company acquired LCI Communications, Inc. ("LCI"), from an officer and director of the Company, and Comstar Network Services, Inc. ("Comstar"), both of which are Florida corporations; and, in July 1995, the Company acquired Telcom Network, Inc. ("TNI"), a Delaware corporation. All of these companies, individually, operated as switch-less re-sellers of long-distance telephone services and products and were combined into one operating division (hereinafter referred to, collectively, as "TNI"). TNI is also in the business of providing utility and telecommunications audit and cost recovery services to large and small businesses and governmental entities. As more fully discussed below, the Company sold substantially all of the operating assets of TNI in January 1997.

In October 1995, the Company acquired National Solutions Corporation ("NSC"), a Pennsylvania corporation; and, in March 1996, the Company acquired Health Management Technologies ("HMT"), a California corporation. The principal business of NSC is (i) to develop, for commercial use, healthcare management information systems technology obtained under a Cooperative Research and Development Agreement ("CRDA") between NSC and the U.S. Department of the Army (the "U.S. Army") pursuant to the Federal Technology Transfer Act of 1986, as amended, and (ii) sell the benefits from the use of such technology to the U.S. automotive industry (and its down-line vendors), other large, self-insured companies, healthcare insurers, intermediaries, including health maintenance organizations ("HMO's") and preferred provider organizations ("PPO's"), and healthcare benefit plan administrators. HMT develops and markets PC based occupational health software products for managing cases of work disability (absence) that facilitate return to work and reduce disability related costs. As more fully discussed herein, the Company's acquisition of HMT was rescinded in June 1997.

The amounts and types of consideration paid by the Company in connection with each of these acquisitions, the nature and terms of the CCI, ATI and HMT rescission transactions and the terms of the sale of substantially all of the operating assets of TNI are more fully described below and in the Notes to the Consolidated Financial Statements appearing elsewhere herein.

During the periods following the dates on which these acquisitions occurred, large operating losses have been incurred. These operating losses have principally been funded by the private placement of the Company's debt and equity securities (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

In May 1996, the Company informed the former shareholders of CCI that it was canceling the acquisition of CCI and terminating all of the acquisition related documents (principally as a result of non-performance by CCI under the agreements). Pursuant to the terms of the acquisition and related pledge agreements, the former shareholders of CCI are to receive the shares of stock of CCI acquired by the Company in the August 1994 acquisition of CCI in return for 200,000 shares of the Company's Class A Preferred Stock and $300,000 of debt securities issued by the Company in connection with the acquisition ( see "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" ).

In January 1997, the Company sold substantially all of the assets of TNI, in two separate transactions, for an aggregate of $101,000 in cash and a $500,000 convertible debenture issued by International TeleData Corporation (see Note 17 to the Consolidated Financial Statements). The sale of TNI's assets did not include the award in the amount of approximately $1,250,000 granted to TNI in a binding arbitration proceeding between and among GE Capital Communication Services Corporation ("GECCS"), New Enterprise Wholesale Services, Limited Partnership ("News") and TNI (see "Legal Proceedings"). The arbitration award was confirmed by the United States District Court, Northern District of Georgia on September 30, 1997 and the Company's motion for summary judgment was entered October 1, 1997. On December 24, 1997, the Company, GECCS and NEWS entered into a Confidential Settlement Agreement and Mutual Full and Final Releases (the "Settlement Agreement") regarding the arbitration award in favor of the Company (see
Note 14). Pursuant to the Settlement Agreement, GECCS\NEWS paid $1,250,000 in full satisfaction of the arbitration award. Of that amount, the Company received approximately $750,000, which is net of legal fees. The proceeds from the Settlement Agreement were used to pay trade and other obligations, including the obligations to Mr. Telford Walker and Mr. James Gary May also referred to in Note 14 to the accompanying consolidated financial statements.

In May 1997, the Company and the former shareholders of ATI entered into a rescission agreement which provides for the rescission of the Company's August 1994 acquisition of ATI; and, in June 1997, the Company entered into an agreement with the former shareholders of HMT to rescind the Company's March 1996 acquisition of HMT.

The ATI rescission agreement provides for the return of all of the ATI stock acquired by the Company to the former ATI shareholders in exchange for 684,410 shares of the Company's common stock, the 6% acquisition notes payable to the former shareholders of ATI (see Note 7 to the Consolidated Financial Statements, included elsewhere herein) and warrants to purchase 168,668 shares of the Company's common stock.

The HMT rescission agreement provides for the return of all of the HMT stock acquired by the Company to the former shareholders of HMT in exchange for $450,000 in cash (in payment of inter-company loans to HMT from the Company) and the 309,837 shares of the Company's common stock issued in connection with the acquisition. In connection with the rescission agreement, the Company and HMT entered into a separate Cooperative
Marketing and Option Agreement. The Cooperative Marketing and Option Agreement provides both the Company and HMT the non-exclusive right, for a five (5) year period, to market each other's products, on a fee basis, and granted the Company a non-transferable option, exercisable at any time for eighteen months after the date of grant (June 9, 1997), to acquire approximately 10% of HMT, adjusted for stock splits, stock dividends, reclassifications, reorganizations, consolidations or mergers, for approximately $45,000 in cash.

After the sale of substantially all of the operating assets of TNI and the rescission of the CCI, ATI and HMT acquisitions, the Company's remaining operations consist of NSC. As more fully discussed herein, it is uncertain whether or not NSC's operating activities will generate profitable operations in the future or whether or not the Company will have available sufficient resources to fund NSC's future operating activities.

At the time the Company acquired these businesses, it anticipated that such businesses would generate higher revenues and operating income than those that have been achieved to date and that the amount of financing needed by the acquired businesses would be less than the amount the Company has provided to date and will likely be needed by those businesses in the future in order for them to attain profitable operations. The principal reasons for the shortfall from the original expectations of the Company for acquired businesses include, among others, (i) the failure, to date, of NSC to successfully market the technology acquired under the CRDA, (ii) constraints on the part of the Company to fund the continuing operating losses of businesses acquired, (iii) higher than anticipated product development, sales and marketing costs incurred by both NSC and HMT, (iv) the damage to TNI's business caused by GECCS and News from the failure of GECCS and News to, among other things, provision customer accounts for telecommunication services and products offered by GECCS and News and sold by TNI pursuant the GECCS Agreement (which is more fully discussed herein - see "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations") and (v) constraints on the part of the Company to fund the PPV capital requirements of new business opportunities available to ATI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The amount of financing necessary to continue to support the operations and capital needs of businesses acquired, the continuing operating losses of businesses acquired, the lack of equity and debt financing available to the Company (together with the inability of the Company to meet its funding obligations under the HMT acquisition agreement and its payment obligations to trade and other creditors), and the desire of the former shareholders of ATI and HMT to rescind the original purchase transactions, among other factors, led to management's decision to dispose of ATI and HMT and sell substantially all of the operating assets of TNI. See "Liquidity and Capital Resources".

After the rescission of the CCI, ATI and HMT acquisitions and the sale of substantially all of the operating assets of TNI, the remaining operations of the Company consist of NSC. NSC has incurred substantial operating losses since its acquisition by the Company in October 1995 and there is no assurance that NSC will be able to reverse this trend in the future. NSC's operating loss for the period from the date of its acquisition by the Company to December 31, 1995 was $363,857, and for 1996 was $16,275,288,
including the write-off as of December 31, 1996 of the unamortized cost ($14,233,953) of intangibles and goodwill recorded by the Company in connection with the acquisition (see Note 5 to the Consolidated Financial Statements).

The Company's operations are classified into two (2) industry segments: healthcare management information products and services ("Healthcare Management"); and, telecommunications products and services ("Telecommunications"). The Healthcare segment includes the operations of NSC and HMT from their respective dates of acquisition; and, the Telecommunications segment includes the operations of TNI from the date of its acquisition in June 1995, and the operations of ATI and CCI for all periods presented. As a result of the disposition of the operations of ATI and CCI and the sale of substantially all of the assets of TNI, the operating results of the Company's telecommunications businesses are shown as discontinued operations in the accompanying consolidated financial statements.

Following is a summary of segment information for each of the three years in the period ended December 31, 1996, excluding corporate and other:

                               1996          1995          1994
                           -----------   -----------   -----------
Healthcare:
Net revenues              $  2,832,123   $   91,106    $    --
Operating loss(1)          (17,104,177)    (363,857)        --

Telecommunications:
Net revenues                 2,177,858    2,893,778       807,669
Operating loss(1)           (1,932,649)  (4,036,371)     ( 48,348)

(1) Includes impairment losses in 1996 of $14,233,953 and $194,901, recognized in the Healthcare and Telecommunications segments, respectively, and $2,758,779 of impairment losses in 1995, recognized in the
Telecommunications  segment.  See  Note 5  to  the  Consolidated  Financial
Statements.

HEALTHCARE MANAGEMENT

The Company's healthcare management segment consists of NSC and HMT.

The principal business of NSC is (i) to develop, for commercial use, healthcare management information systems technology obtained under the CRDA between NSC and the U.S. Army in connection with the Civilian Health and Medical Program for the Uniformed Services ("CHAMPUS") developed by the U.S Army, Navy and Air Force (the "Tri-Services") and (ii) sell the benefits from the use of such technology to the U.S. automotive industry (and its down-line vendors), other large, self-insured companies, healthcare insurers, PPO's, HMO's and healthcare benefit plan administrators. NSC's systems technology is designed to identify unnecessary costs and manage healthcare benefits. NSC anticipates using its management information systems technology to assist large self-insured companies, insurers, PPO's, HMO's and healthcare plan administrators to improve the management and administration of healthcare benefits by combining intelligent application of data analysis with strategies to identify misapplied expenditures and overpayments, together with quality management services to effect positive changes in benefits planning.

CHAMPUS is a unique data-warehousing system with extensive data-mining capabilities and has reduced the healthcare related costs of retirees and dependents of men and women serving in the uniformed services. The CHAMPUS data base covers over 18 million individuals. It was developed by the Tri-Services at a cost of over twenty million dollars. This technology has been enhanced and incorporated into NSC's technology base. Analytical measurements, profiling and other decision-making tools have also been incorporated into NSC's software and databases, increasing the comprehensive analysis and decision-making capabilities of NSC's current technology.

The CHAMPUS healthcare program and database is one of the largest in the world. By having the exclusive rights to one of the largest healthcare data banks in the world, NSC has the unique ability to provide potential users of NCS's technology with extensive data-mining capabilities to assist them in managing and controlling their healthcare costs.

The revenues of NSC to date have been derived from the analysis and recovery of healthcare claims that have previously been paid by large self-insured companies such as Chrysler Corporation and Ford Motor Company using the services of Health Management Services ("HMS") on a subcontract basis. The agreement with HMS (the "Teaming Agreement") calls for a portion of revenues derived by NSC, which typically range from 10% to 20% of recovered claims, to be paid to HMS. HMS's portion of revenues derived by NSC typically ranges from 50% to 60%.

The Company, NSC and HMS are currently in dispute regarding the performance of HMS under the Teaming Agreement and the amounts due to HMS by NSC under the Teaming Agreement; consequently, the Teaming Agreement was terminated by provisions contained therein, effective May 16, 1997. On August 19, 1997, HMS filed a notice of intent to arbitrate and demand for arbitration. No date for arbitration has been set.

The Company has entered into a strategic alliance with another healthcare claims management company ( HMG Health Care Claims Auditing, Inc. ("HMG") to replace HMS, as its subcontractor, on terms comparable to those under the HMS Teaming Agreement. HMG provides a full range of healthcare cost containment services. HMG's services are broader than those offered by HMS and include, among others, electronic review and reporting of health care claims paid and on an ongoing basis to identify duplicate, erroneous or medically inconsistent charges, payments for ineligible patients and other responsible party liabilities from other group benefit programs, workers' compensation coverage, motor vehicle or third party liability coverage, payments for non-covered services, misapplied deductibles and co-payments and provider agreement compliance utilizing data bases available to HMG and those available to NSC under the CRDA.

To date, no revenues have been derived from NSC's management information systems technology but, the Company is encouraged by the future prospects of NSC's business in light of its exclusive rights to use the sophisticated healthcare management information systems technology and the statistical databases obtained under the CRDA. However, as more fully described herein, it is uncertain whether or not the Company will have available sufficient resources to continue to fund NSC's future operating activities or, whether or not NSC will be able to generate profitable operations in the future. NSC's initial software development activities are now virtually complete and two distinct products have evolved: an analytical database product with extensive data-mining capabilities; and a retrospective healthcare cost containment product which uses selective reporting formats within the databases. The analytical database product contains extensive revisions to the healthcare management information systems technology obtained from the U.S. Army and unique features applicable to both the indemnity and managed care markets. The Company to date, however, has not been able to successfully market these products.

HMT, founded in June 1986, in response to the emerging PC industry in combination with the growing need to capture better healthcare data and produce reports useful to employers and occupational-health medical providers, develops and markets PC-based software products for managing cases of work disability (absence) that facilitate return to work and reduce overall health claims costs. HMT's market consists of mid to large U.S. employers, insurers, hospitals, Third Party Administrators ("TPA's"), PPO's, HMO's and other healthcare management companies. As discussed elsewhere herein, the Company and the former shareholders of HMT entered into an agreement in June 1997 to rescind the acquisition agreement between the Company and HMT.

The revenues and operating loss of NSC in 1996 were $1,574,825 and $16,275,288, respectively, and $91,106 and $363,857, respectively, from the date of acquisition (October 1995) to December 31, 1995. The 1996 operating loss includes a charge to income of $14,233,953 to write-off the unamortized cost of goodwill and intangibles recorded by the Company in connection with the acquisition of NSC (see Note 5 to the Consolidated Financial Statements). The write-off of the unamortized cost of goodwill and intangibles recorded in connection with the acquisition of NSC is due to the failure of NSC, to date, to successfully market its healthcare management information systems technology, the likelihood that NSC may not be able to market such technology in the future without further significant capital investment and the likelihood of the Company being able to provide NSC with additional capital investment (see "Liquidity and Capital Resources"). The revenues and operating loss of HMT for the period from the date of acquisition (March 1996) to December 31, 1996 were $1,257,298 and $828,895, respectively.

SERVICES AND PRODUCTS.

NSC has developed the technology licensed under the CRDA to include a broad form of episode building, which has been copyrighted as Continuum. This proprietary technology allows NSC to review multiple hospitalizations and medical services around a common clinical connection. Continuum also includes enhancements to the CHAMPUS software obtained under the CRDA which provides for a broad array of clinical reports, demographic and provider analyses along with special reports that help users evaluate adverse outcomes, surgical cases, trauma cases, AIDS cases and catastrophic cases. Continuum analyzes claims from both a wide and narrow focus with extensive data-mining capabilities within the database and has wide application in the managed care environment, which is the chief use within the CHAMPUS-Tri-Care environment. The system is also able to perform pharmaceutical and research studies for special projects.

NSC has also developed a retrospective healthcare cost containment product, together with a third party healthcare management company, that utilizes NSC's software analytical tools to focus specifically on coordination of benefit concepts and, with the selective use of variables, identify healthcare claim overpayments. The Company also anticipates using its technology, in connection with the formation of cost containment partnerships, to implement pre-payment reviews of healthcare claims before they are paid to identify those claims which should be pended for further documentation and review. NSC contemplates that its services, once these cost containment partnerships are formed, will include the review of healthcare expenditures for misapplied expenditures on both a retrospective and a concurrent/pre-payment basis. The services contemplated by NCS, together with those available to NSC from strategic alliances, are anticipated to go beyond those services traditionally offered by its competitors, which are usually limited to duplicate payments and coordination of benefits for other insurance and for Medicare coverage. There is no assurance, however, that the Company will be able to successfully market its healthcare management information systems technology and related cost containment services and products.

LICENSES, TRADEMARKS AND AGREEMENTS

On June 2, 1994, NSC entered into a Cooperative Research and Development Agreement ("CRDA") with the U.S. Army to further develop and commercialize, on an exclusive basis, the healthcare management information systems used by the Tri-Services to reduce the cost associated with the CHAMPUS program. Under the CRDA, NSC has an irrevocable, perpetual license to use the
CHAMPUS database and software technology to perform evaluation, analysis and recovery of benefit payments involving the healthcare benefit programs of the U.S. Automotive industry and their down-line vendors, including indemnity claims, coordinated benefits and workers compensation claims and, to perform in-depth studies of U.S. CAR'S healthcare benefit programs
("field of use"). The original CRDA expired on June 1, 1997 and was extended for an additional one-year period, effective June 18, 1997. The extension of the CRDA also gave the Company the ability, with the prior approval of the U.S. Army, to use the management information systems technology and CHAMPUS databases obtained under the CRDA to analyze the healthcare benefits of companies outside of the U.S. automotive industry. The license to use the management information systems technology and databases obtained under the CRDA will convert to a non-exclusive, perpetual license, unless the CRDA is further extended on an exclusive basis by the mutual consent of the parties.

NSC is entitled to patent any inventions made by NSC through the course of the CRDA. Similarly, NSC is entitled to copyright any works created by NSC during the course of the CRDA.

MARKET.

The market for NSC's services presently includes the U.S. Automotive industry, and their down-line vendors. As discussed elsewhere herein, the Company has been granted the ability to expand its market ("field of use"), with prior approval of the U.S. Army, to include other large corporations, outside of the U.S. automobile industry, that self-insure and have relied on third-party administrators (TPA's) to manage their healthcare benefit programs, the TPA's themselves, HMO's, PPO's and insurers. NSC has also targeted healthcare programs administered by state and municipal governments, which it believes have cost-control needs for their healthcare programs at least comparable to those of the large corporations which self-insure. Should opportunities arise to expand NSC's field of use, the Company has no reason to believe that the approval of the U.S Army would be unreasonably withheld.

HMT's market consists of mid to large U.S. employers, insurers, TPA's, PPO's, HMO's, and other healthcare management companies.

CUSTOMERS.

NSC entered into a service agreement with Chrysler Corporation in 1993 which accounted for a majority of NSC's 1995 and 1996 revenues. This agreement was terminated in September 1997, due to performance issues among NSC, Chrysler and HMS. In October 1995, NSC entered into a service agreement with Ford Motor Company. The service agreement with Ford expired by its terms on March 31, 1997. The service agreement with Ford has not been extended as of this date. The Company is currently pursuing renewal of the Chrysler and Ford service agreements but, there is no assurance that the Company will be successful in securing such renewals.

As compensation for its services, NSC receives a percentage of the savings which it obtains for its customers. As described above, NSC pays a portion of the revenues it receives from customers to certain subcontractors in return for certain medical coding and analytical services.

HMT's customers include insurers, payors and self-insured companies. As more fully described herein, the Company and the former shareholders of HMT entered into an agreement in June 1997 which provides for the rescission of the Company's acquisition of HMT.

COMPETITION.

Other healthcare management information companies, insurers, TPA's, PPO's and HMO's are currently the competition for the Company's approach to control the healthcare costs of large self-insured companies. The Company's competitors have substantially greater financial resources than the Company but, management believes none of these competitors has the advanced management information systems technology and database capabilities of the Company. The Company, however, has not been successful, to date, in marketing such technology.

EMPLOYEES.

As of December 31, 1996, NSC had 8 employees and HMT had 18 employees.

TELECOMMUNICATIONS.

The businesses included in the Company's Telecommunications segment include TNI, Comstar, LCI, CCI and ATI. Following the acquisition of TNI, the operations of TNI, Comstar and LCI were combined into one operating division ( collectively referred to herein as "TNI" ).
TNI, until the sale by the Company of substantially all of its assets, operated as a switch-less re-seller of long distance services and provided utility and telecommunications audit and cost recovery services to large and small businesses and governmental entities.

ATI sells Operator Service Provider ("OSP"), long-distance telephone and PPV television products to small and medium sized hotels and motels; and, CCI is engaged in the business of installing and servicing PPV equipment. As discussed elsewhere herein, these companies were disposed of in May 1997 and May 1996, respectively.

The revenues and operating loss of TNI in 1996 were $1,481,317 and $1,792,795 respectively, and $2,373,491 and $3,122,623, respectively, in
1995. Included in TNI's operating loss for the year ended December 31, 1995 is the write-off of goodwill recorded in connection with the acquisition of TNI by the Company. The revenues and operating loss of ATI in 1996 were $673,995 and $116,460, respectively, and $427,445 and $631,391, respectively, in 1995; and, the revenues and operating loss of CCI in 1996 were $22,546 and $23,394, respectively, and $92,842,and $282,356, respectively, in 1995.

EMPLOYEES.

As of December 31, 1996, TNI had 8 employees and ATI had 6 employees. Employees of the parent company (the "Registrant"), as of December 31, 1996, totaled ten (10).

ITEM 2.  PROPERTIES

The Company and its subsidiaries do not own any properties. All office space is leased and the Company believes the leased facilities are adequate for its current needs and that additional suitable space will be available as required.

The following table sets forth information with respect to the office space leased by the Company and its subsidiaries as of December 31, 1996.


                                   Square            Annual          Lease
Entity         Location             Footage           Rental     Expiration
Date
-----------   -------------------  -------          --------    -----------
The Company   2575 Ulmerton Road
              Clearwater, FL (1)    3,959           $52,952        09-14-98

ATI           1151 Old McHenry Rd.
              Buffalo Grove, IL (2) 1,888            19,500        05-01-97

TNI           25 S. Magnolia
              Orlando, FL  (2)      1,200            21,168          N/A

              408 Nutmeg Street
              San Diego, CA (2)(4)  6,600            47,520        03-31-00

NSC           602 Sarasota Quay
              Sarasota, FL (3)      3,316            52,860        10-13-99

              4241 Piedras
              San Antonio, TX       4,429            47,832        11-30-00

HMT           1150 Moraga Way
              Moraga, CA (2)        9,239            67,814        12-10-97

N/A means that this location is being leased on a month-to-month basis.

(1) On June 1, 1997, the Company relocated its corporate offices to 4707 140th Avenue North, Suite 107, Clearwater, Florida 33762. The lease agreement for these premises expires on May 31, 1998 and the annual rental is $19,478.

(2) These leased facilities are no longer in use by the Company as a result of the rescission of the ATI and HMT acquisition agreements and the sale of substantially all of the assets of TNI (see "Business").

(3) The Company has closed its Sarasota Quay, FL office and has relocated the NSC Corporate functions performed at that location to the Company's offices in Clearwater, FL.

(4) The TNI San Diego, CA location was closed on December 31, 1996 and is currently being subleased.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to various legal and administrative proceedings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 to the Consolidated Financial Statements, included elsewhere herein. These proceedings include (i) a consent order executed between the Company and the State of Michigan requiring the Company to use its best efforts to satisfy the prerequisites of the Securities and Exchange Commission and the Michigan Securities Bureau for registering the common stock sold by the Company to purchasers of its securities in the State of Michigan, for resale by them in the public market, (ii) an action, in arbitration, by the former shareholders of CCI to enforce promissory notes in the principal amount of $300,000 issued by the Company in connection with the acquisition of CCI and canceled by the Company in May
1996  in  connection  with the Company's decision  to  cancel  all  of  the acquisition related documents, (iii) actions on the part of certain creditors to enforce the terms of certain promissory notes, (iv) actions brought against the Company by certain former employees and persons formerly under contract with the Company for payments allegedly due them,
(v) an action by a shareholder seeking the rescission of the sale by the Company of its common stock to the shareholder and (vi) an action by a purchaser of the Company's convertible debentures issued in reliance upon exemptions under Regulation S of the Securities Act of 1933 seeking performance of the terms of the related offering and subscription agreements. The Company and its subsidiaries are also subject to a suit filed by Boston Financial Corporation seeking amounts owed to Boston
Financial Corporation under a lease agreement entered into between Boston Financial Corporation and NSC. The lease agreement was guaranteed by the Company, ATI and TNI.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

PART II

ITEM  5.   MARKET FOR THE REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is quoted under the stock symbol "SCMI" on the NASDA OTC Bulletin Board and the over-the-counter market. The following table sets forth the approximate high and low bid quotations for the Company's Common Stock for each quarter during the last two years and for the first three quarters of 1997. These bid quotations are inter-dealer prices without retail markup, mark-down or commission, and may not represent actual transactions.

Quarter ended         High bid       Low bid
-------------         --------       -------
March 31, 1995        $  4.25        $ 2.00

June 30, 1995         $  3.875       $  .75

September 30, 1995    $  8.50        $ 2.625

December 31, 1995     $ 15.50        $ 3.25

March 31, 1996        $ 17.75        $ 9.375

June 30, 1996         $ 12.375       $ 8.50

September 30, 1996    $  9.00        $ 6.125

December 31, 1996     $  5.875       $ 4.25

March 31, 1997        $  1.50        $ 1.4375

June 30, 1997         $  0.3125      $ 0.28125

September 30, 1997    $  0.40625     $ 0.1875

The high and low bid quotations for the Company's common stock on December 22, 1997 were $.3125 and $.2812 per share, respectively. As of the date hereof, there is no market for the Company's outstanding warrants, options or debentures and a market is not expected to develop.

The Company has not paid any dividends on its Common Stock from the date of its incorporation. There are no restrictions on the declaration or payment of dividends or any provisions which restrict dividends. The payment by the Company of dividends in the future rests within the discretion of the Company's Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements, its financial condition and other relevant factors.

As of December 22, 1997, the Company had 571 beneficial owners of its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company for the years 1993 through 1996. In 1992, the Company had no operations or assets and was dormant. This table should be reviewed in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.



INCOME STATEMENT DATA:

                                             Year Ended December 31,
                                    ------------------------------------------
                                       1996         1995      1994      1993
                                    ----------  ----------  --------  --------
Net  revenues                     $  2,832,123 $    91,106   $  --   $    --
Loss from continuing operations
   before income taxes (1)         (20,488,639) (2,004,228)  (78,233)     --
Loss from continuing operations    (17,934,489) (1,989,104)  (78,233)     --
Income (loss) from operations of
   discontinued telecommunications
   businesses (less income tax
   benefit of $649,044 in 1996
   and $241,577 in 1995) (1)       ( 1,322,179) (3,818,921)  (50,769)  338,909
Net  income  (loss)                (19,256,668) (5,808,025) (129,002)  338,909
Income (loss) per share:
   Loss from continuing operations $     (2.15) $    (0.58)  $ (0.06) $    --
Income (loss) from operations of
   discontinued telecommunications
   businesses                            (0.16)      (1.23)    (0.04)     0.41
                                    -----------  ----------  --------  ---------
                                   $     (2.31) $    (1.81)  $ (0.10) $   0.41
                                    ===========  ==========  ========  =======
Weighted average number
of common shares and common
share equivalents outstanding        8,349,459   3,201,991  1,306,493  825,765
                                    ===========  ========== =========  =======


BALANCE SHEET DATA (2):

                                                 December 31,
                                    ------------------------------------------
                                       1996        1995      1994       1993
                                    ---------   ---------  --------  --------
Current   assets                 $  1,403,881  $4,156,868  $442,069  $492,216
Current    liabilities              7,908,138   5,417,864   652,107    13,335
Total    assets                     5,847,300  21,545,654   780,222   578,549
Long-term    liabilities(3)         1,207,488   4,597,671    77,750   553,750
Common stock subject to
   rescission(4)                      709,124     789,624       --        --
Stockholders' equity (deficit)     (3,977,450) 10,740,495    50,365    11,464


(1) Includes impairment losses of $14,233,953 applicable to continuing operations and $194,901 applicable to operations of discontinued telecommunications businesses in 1996 and $2,758,779 applicable to discontinued telecommunications businesses in 1995. See Note 5 to the Consolidated Financial Statements.
(2) Includes the assets and liabilities of discontinued telecommunications businesses. See Note 4 to the Consolidated Financial Statements included elsewhere herein.
(3) Includes long-term portion of notes and debentures payable; obligations under capital leases, deferred compensation and other long-term liabilities.
(4) See Note 14 to the consolidated financial statements for a description of common stock subject to rescission.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth certain information derived from the Consolidated Financial Statements of the Company for each of the three years in the period ended December 31, 1996. The results from continuing operations include the operations of NSC, acquired in October 1995,and HMT, acquired in March 1996. NSC and HMT comprise the Company's healthcare segment. The results from discontinued telecommunications businesses include the operations of TNI (including the operations of LCI and Comstar), ATI and CCI. These businesses were sold or otherwise disposed of in 1996 and 1997 (see Note 4 to the Consolidated Financial Statements). The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, appearing elsewhere herein.

                                            Year Ended December 31,
                                        ---------------------------------
                                          1996         1995       1994
                                        --------     ---------   --------
Operations of continuing businesses:
Net revenues                          $ 2,832,123    $ 91,106   $    --
Cost of revenues                          827,063        --          --
Selling and administrative
   expenses                             6,322,627   1,887,275      78,233
Impairment losses                      14,233,953        --          --
Depreciation and amortization           1,459,436     148,192        --
Interest income                            (8,183)     (3,777)       --
Interest expense                          381,975      63,644        --
Other, net                                103,891        --          --
Loss from continuing operations
    before income taxes                20,488,639   2,004,228      78,233
Operations of discontinued
    telecommunications businesses:
Net revenues                            2,177,858   2,893,778     807,669
Cost of revenues                        1,320,256   2,014,460     134,607
Selling and administrative expenses     2,304,059   1,845,775     649,036
Impairment losses                         194,901   2,758,779        --
Depreciation and amortization             291,291     311,135      72,374
Interest income                              (971)       (627)       --
Interest expense                           38,713      20,466       2,421
Other, net                                    832       4,288        --
Loss from operations of discontinued
    businesses before income taxes      1,971,223   4,060,498      50,769

As more fully discussed below and elsewhere herein, the operating results of acquired businesses (including businesses acquired and subsequently disposed of in 1996 and 1997) are well below those which were anticipated at the time of the respective acquisitions. The business of TNI (which is included in operations of discontinued telecommunications businesses) has been severely damaged by the actions of GECCS and News (See Note 14 to the Consolidated Financial Statements) and, the revenues and results of operations of the Company's healthcare businesses are less than anticipated at the time of the respective acquisitions of NSC and HMT, principally due to delays in NSC's software development activities and higher levels of spending for software development and marketing than originally anticipated (and limitations on the part of the Company to fund those collective efforts). These factors, combined, have strained the financial resources of the Company. For further discussion of the impact of these events and uncertainties on future operations and the Company's financial condition, see "Liquidity and Capital Resources"

OPERATIONS OF BUSINESS ACQUIRED

The Company acquired various businesses in 1995 and 1996, the most significant of which were TNI, acquired in July 1995, NSC, acquired in October 1995, and HMT, acquired in March 1996. For purposes of the following discussion, the operations of TNI include the operations of TNI, LCI and Comstar. TNI, LCI and Comstar all operate as switch-less re-sellers of long-distance telephone services and products and were combined into one operating division after the acquisition of TNI.

The net revenues and loss from operations of TNI (which are included in operations of discontinued telecommunications businesses) for the period from the date of acquisition (July 7, 1995) to December 31, 1995 were $2,373,491 and $3,122,621 (including impairment losses of $2,758,779), respectively, and $1,480,541 and $1,791,788, respectively, for the year ended December 31, 1996. TNI's operating results for the period subsequent to the date of acquisition were adversely affected by (i) the failure of GECCS and News to, among other things, provision customer accounts for telecommunications products offered by GECCS/News and sold by TNI pursuant to a contractual agreement among TNI, GECCS and News (the "GECCS Agreement"), (ii) the cancellation of TNI customers by GECCS and News,
(iii)the failure of GECCS/News to properly bill and collect revenues due to TNI and (iv) a diminution of TNI's marketing and distribution organization as a result of such failures and other actions taken by GECCS and News. TNI, as claimant in a binding arbitration proceeding against GECCS and News, was awarded damages under the GECCS Agreement in the amount of approximately $1,250,000. The award, which was entered on October 10, 1996, was appealed by GECCS to the U.S. District Court for the Northern District of Georgia on the grounds that the arbitrators exceeded their powers by awarding TNI damages under the GECCS Agreement. On September 30, 1997, the U.S. District Court confirmed the award; and, a motion for summary judgment was entered on October 1, 1997. On December 24, 1997, the Company, GECCS and NEWS entered into a Confidential Settlement Agreement and Mutual Full and Final Releases (the "Settlement Agreement") regarding the arbitration award in favor of the Company. Pursuant to the Settlement Agreement, GECCS\NEWS paid $1,250,000 in full satisfaction of the arbitration award. Of that amount, the Company received approximately $750,000, which is net of legal fees. The proceeds from the Settlement Agreement were used to pay trade and other obligations, including the obligations to Mr. Telford Walker and Mr. James Gary May referred to in Note 14 to the accompanying consolidated financial statements. The accompanying consolidated financial statements do not give effect to the award.

The diminution in TNI's marketing and distribution organization that occurred as a result of such failures and other actions taken by GECCS and News, together with limitations on the ability of the Company to provide additional working capital to TNI, also adversely affected TNI's operations. As a result thereof, in January 1997, the Company disposed of substantially all of TNI's operating assets.

The revenues of TNI declined from $2,373,491 in 1995 to $1,480,541 in 1996. This decrease is principally the result of reduced revenues from the GECCS Agreement. The operating loss of TNI was $343,842 in 1995 (before
$2,758,779 of impairment losses) compared to $1,791,788 in 1996. The increase in TNI's net loss (before impairment losses)is due to the reduction in revenues from the GECCS Agreement and valuation adjustments recorded at year-end 1996 to reduce assets sold in January 1997 to their net realizable value and the write-off of the Company's remaining investment in Comstar, including goodwill, the effects of which were not fully offset by reduced operating expenses. Asset valuation adjustments recorded at year-end 1996 totaled approximately $370,000 and the write-off of the Company's investment in Comstar totaled approximately $194,000.

The net revenues and loss from operations of NSC (which are included in operations from continuing businesses) for the period from the date of acquisition (October 27, 1995) to December 31, 1995 were $91,106 and $363,857 respectively, and $1,574,825 and $16,275,288 , respectively, for the year ended December 31, 1996. The loss from operations of NSC in 1996 includes one-time charges of $14,233,953, to write-off, as of December 31,1996, the unamortized cost of intangibles and goodwill recorded by the
Company in connection with its acquisition of NSC. The write-off of the unamortized cost of goodwill and intangibles recorded in connection with the acquisition of NSC is due to the failure of NSC, to date, to successfully market its healthcare management information systems technology, the likelihood that NSC may not be able to market such technology in the future without further significant capital investment and the likelihood of the Company being able to provide NSC with additional capital investment (see "Liquidity and Capital Resources"). Also negatively impacting NSC's operating results during these periods were lower than expected revenues from retrospective healthcare claims analysis and recovery services, which services to date have been executed on a subcontract basis, costs associated with delays in NSC's software development activities and costs related to sales and marketing.

The net revenues and loss from operations of HMT (which are included in operations from continuing businesses) for the period from the date of acquisition (March 12, 1996) to December 31, 1996 were $1,257,298 and $828,895 respectively. The loss from operations principally reflects amortization of intangibles and goodwill and costs related to new product development, sales and marketing.

OPERATIONS OF BUSINESSES DISPOSED OF

In May 1996, the Company informed the former shareholders of CCI that it was canceling the acquisition of CCI and terminating all of the acquisition related documents, principally as a result of non-performance by CCI under the agreements (see "Legal Proceedings"). In January 1997, the Company sold substantially all of the assets of TNI; and, in May 1997, the Company and the former shareholders of ATI entered into a rescission agreement which provides for the rescission of the Company's August 1994 acquisition of ATI. As a result of the disposition of the businesses included in the Company's telecommunications segment, the operations of the telecommunications segment are shown as discontinued operations in the accompanying consolidated statements of operations. In June 1997, the Company entered into an agreement with the former shareholders of HMT to rescind the Company's March 1996 acquisition of HMT. The operations of HMT are shown as continuing operations along with the Company's other healthcare subsidiary ( NSC) in the accompanying consolidated statements of operations.

The revenues and operating losses, respectively, of CCI, TNI, and ATI (which are included in operations of discontinued telecommunications businesses) were $22,546, and $23,394, respectively, $1,481,317 and $1,792,795, respectively, and $673,995 and $116,460, respectively, in 1996,
and   $92,842,  and  $282,356,  respectively,  $2,373,491  and  $3,122,621, respectively, and $427,445 and $289,791, respectively, in 1995. The revenues and operating loss of HMT (which are included in operations of continuing businesses) were $1,257,298 and $828,895, respectively, in 1996.

The amount of financing necessary to continue to support the operations and capital needs of businesses acquired, the continuing operating losses of businesses acquired, the lack of equity and debt financing available to the Company (together with the inability of the Company to meet its funding obligations under the HMT acquisition agreement and its payment obligations to trade and other creditors), and the desire of the former shareholders of ATI and HMT to rescind the original purchases transactions, among other factors, led to management's decision to dispose of ATI and HMT and sell substantially all of the operating assets of TNI ( see "Liquidity and Capital Resources").

NET REVENUES

Net revenues are summarized as follows:

                                           1996        1995        1994
                                         --------    ---------   ---------
  Net revenues from operations of
   continuing businesses                $2,832,123  $   91,106   $    --
  Net revenues from discontinued
   telecommunications businesses         2,177,858   2,893,778     807,669
                                         --------    ---------   ---------
                                        $5,009,981  $2,984,884   $ 807,669
                                         =========   =========   =========

The increase in net revenues from operations of continuing businesses from 1995 to 1996 reflects higher healthcare revenues. The increase in healthcare revenues is the result of the acquisitions of HMT and NSC. HMT contributed $1,257,298 to this increase and NSC contributed $1,483,719. HMT was acquired in March 1996 and NSC was acquired in October 1995. The decrease in net revenues from discontinued telecommunications businesses from 1995 to 1996 is due to lower revenues from the GECCS Agreement, offset by an increase in net revenues of approximately $177,000 from the Company's pay-per-view business, principally in Mexico.

The increase in net revenues from operations of continuing businesses from 1994 to 1995 is the result of the acquisition of NSC; and, the increase in net revenues from discontinued telecommunications businesses from 1994 to 1995 is the result of the acquisition of TNI in July 1995, offset by a reduction in the pay telephone revenues of the Company's ATI subsidiary. The reduction in pay telephone revenues is the result of management's decision to target the OSP and PPV hospitality market.


COST OF REVENUES

Cost of revenues from operations of continuing businesses in 1996 consists of the cost of healthcare revenues of businesses acquired.

The cost of revenues from discontinued telecommunications businesses in 1996 was 61% of net revenues from discontinued telecommunications businesses compared to 70% in 1995. This decrease is the result of product mix changes, which included lower revenues from the resale of domestic telecommunication services under the GECCS Agreement and higher revenues from the sale of pay-per-view and related telecommunication products to the hospitality industry, principally in Mexico.

The relationship of cost of revenues from discontinued telecommunications businesses to net revenues of discontinued telecommunications businesses changed dramatically in 1995 as compared to 1994. This change was principally due to the acquisition of TNI and the inclusion of the cost of long distance services provided to TNI's customers in the cost of telecommunications revenues. In 1995, the Company also made a provision of $145,776 to reduce the value of obsolete PPV equipment to net realizable value. Prior to 1995, the cost of telecommunication revenues principally reflected the cost of PPV installation, only.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administration expenses applicable to operations of continuing businesses increased by $4,093,749 in 1996 over 1995. This increase reflects the operations of businesses acquired and higher corporate expenses. Corporate expenses increased primarily due to costs associated with the registration of the Company's securities under the Securities Exchange Act of 1934, costs related to a failed attempt by the Company to file a registration statement under the Securities Act of 1933 and costs associated with the development, sale and marketing of NSC's healthcare management information products. Offsetting this increase was a reduction in stock compensation expense and the effect of stock purchase warrants issued in 1995 in connection with the extension of related party indebtedness.

Selling and administrative expenses applicable to discontinued telecommunications businesses increased by $845,441 in 1996 over 1995. This increase principally reflects the selling and administrative costs of TNI which was acquired by the Company in July 1995.

Selling and administrative expenses applicable to operations of continuing businesses increased by $2,150,645 in 1995 over 1994. This increase includes the selling and administrative expenses of acquired businesses and higher corporate expenses for personnel, office space and information systems for expanded operations, legal, professional and consulting costs incurred in connection with the Company's acquisition activities and $793,373 from the issuance of stock and common stock purchase warrants for services rendered and in consideration for extension of related party indebtedness.

Selling and administrative expenses applicable to discontinued telecommunications businesses increased by $809,582 in 1995 over 1994. This increase principally reflects the selling and administrative costs of TNI which was acquired by the Company in July 1995 and costs incurred in connection with the GECCS/News arbitration.

IMPAIRMENT LOSSES

In 1996, the Company recognized impairment losses applicable to operations from continuing businesses of $13,806,557, net of a tax benefit of $427,396, to write off the unamortized cost, as of December 31, 1996, of intangibles and goodwill recorded in connection with the acquisition of NSC. The write-off of the unamortized cost of goodwill and intangibles recorded in connection with the acquisition of NSC is due to the failure, to date, of NSC to successfully market its healthcare management information systems technology, the likelihood that NSC may not be able to market such technology in the future without further significant capital investment and the likelihood of the Company being able to provide NSC with additional capital investment (see "Liquidity and Capital Resources").

Impairment losses applicable to discontinued telecommunications businesses recognized in 1996 consist of the write-off the Company's remaining investment in Comstar. Comstar was acquired in June 1995 and its operations were combined with the operations of TNI. As a result of the Company's decision to divest TNI, the Company wrote-off its remaining investment in Comstar.

As of December 31, 1995, the Company recognized a charge to income of $2,758,779 to write off, with no associated income tax benefit, all of the goodwill related to its acquisition of TNI. This write-off, which is included in operations of discontinued telecommunications businesses, reflects the Company's belief that the business of TNI was severely damaged as a result of actions taken by GECCS and News which actions included, among other things, (i)the failure of GECCS/News to provision customer accounts for telecommunications products and services offered by GECCS/News and sold by TNI pursuant to a contractual agreement among TNI, GECCS and News, (ii) the cancellation of TNI customers by GECCS/News and (iii) the failure of GECCS/News to properly bill and collect revenues due to TNI. As further discussed in Note 14 to the Consolidated Financial Statements and elsewhere herein, the Company is claimant in a binding arbitration proceeding with GECCS/News.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization applicable to both operations of continuing businesses and operations of discontinued telecommunications businesses increased in 1996 over 1995 and in 1995 over 1994. These increases are principally due to the amortization of intangibles and goodwill arising from business acquisitions and a higher investment in furniture and equipment.

INTEREST EXPENSE

Interest expense applicable to both operations of continuing businesses and operations of discontinued telecommunications businesses totaled $420,688, $84,110 and $2,421 in 1996, 1995 and 1994, respectively. The increases from period-to-period in interest expense are principally due to higher levels of borrowings outstanding, interest accrued on common stock subject to rescission and the accrual of default interest on certain notes and debentures payable. See Note 7 to the Consolidated Financial Statements.

INCOME TAXES

For information concerning the deferred income tax benefits recorded in 1996 and 1995, as well as information regarding deferred income tax assets and liabilities as of December 31, 1996 and 1995 and the Company's effective tax rate, see Note 10 to the Consolidated Financial Statements.

In 1996 and 1995, the Company recorded deferred income tax benefits applicable to operations of continuing businesses of $2,554,150 and $15,124, respectively. The effective tax rate applicable to continuing operations was 12.5% in 1996 and 0.7% in 1995. The difference between the Federal statutory rate of 34% and the Company's effective tax rate applicable to continuing operations for the year ended December 31, 1996 is principally due to an increase in the net deferred tax asset valuation allowance as a result of the write-off of intangibles and goodwill recorded in connection with the acquisition of NSC; and, the difference for the year ended December 31, 1995 is primarily attributable to the tax effect of intangibles acquired in connection with the acquisition of NSC. No tax benefit applicable to continuing operations was recognized in 1994 due to the Company having net deferred tax assets which were fully reserved.

Income tax benefits allocated to operations of discontinued telecommunications businesses were $649,044 and $241,517 in 1996 and 1995, respectively. The difference between income tax benefits applicable to discontinued operations, computed by applying the U.S. federal income tax rate of 34 percent to loss from discontinued operations before income taxes, is due primarily to amortization of goodwill, impairment losses and adjustments to the valuation allowance recorded as a reduction of goodwill in conjunction with the acquisition of NSC.

LIQUIDITY AND CAPITAL RESOURCES

The principal factors having a negative impact on the Company's liquidity during 1996 were cash used in operations of approximately $4.2 million (see the Consolidated Statements of Cash Flows), capital expenditures of $553,000 and cash used in connection with the acquisition of HMT. The Company also loaned a member of Retiring Management (see Note 17) $50,000 during the year, repurchased $80,500 of common stock subject to rescission in the State of Michigan and made payments on notes and capital leases totaling approximately $637,600. The positive impacts on liquidity were proceeds from the sale of common stock and issuance of notes and debentures payable, which in the aggregate totaled approximately $4.6 million.

During 1996, the Company received $2,187,273 in cash from the sale of 2,254,910 shares of its common stock and $2,422,752 from the issuance of notes and debentures. Of the $2,422,752 of notes and debentures issued during the year 1996, $1,279,000 were 10% cumulative convertible debentures, due on various dates through November 1997, issued in reliance upon exemptions under Regulation D of the Securities Act of 1933 and $500,000 were 10% cumulative convertible debentures, due in November 1997, issued to RANA Investment Company ("RANA") and an affiliate of RANA (non U.S. persons) in reliance upon exemptions under Regulation S of the
Securities Act of 1993. See Note 7 for a description of notes and debentures payable. The remaining notes and debentures totaling $643,752 were issued to shareholders, officers, directors and creditors of the Company in private placement transactions.

The 10% cumulative convertible debentures issued in reliance upon exemptions under Regulation D of the Securities Act of 1933, are convertible into shares of the Company's common stock on various dates through November 1997 but may be converted earlier if the Company has an effective registration statement under the Securities Act of 1933 covering the sale of the shares of common stock issuable upon conversion of the debentures. As of the date hereof, the Company has not filed a registration statement covering the shares of common stock issuable upon conversion and no conversions have been made. The number of shares of common stock issuable upon conversion of these debentures, in either case, is generally to be determined by dividing the principal amount of the debentures, plus accrued and unpaid interest, by the lesser of (a) the fixed conversion price set forth in the debentures or (b) a conversion price equal to 50% of the average closing bid and ask prices of the Company's common stock at the close of trading on the next day following the conversion date as set forth in the respective convertible debenture. The fixed conversion prices set forth in these debentures range from $1.50 to $5.00 per share.

The 10% cumulative convertible debentures issued to RANA Investment Company ("RANA") and its affiliate in reliance upon exemptions under Regulation S of the Securities Act of 1933 are convertible at any time for one year after the date of issuance, or any time thereafter, into shares of the Company's common stock at a conversion price equal to the lesser of (a) 70% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date or (b) 80% of the average closing bid price of the Company's common stock for the five days preceding the issuance of the debentures. The net proceeds, after fees, from the issuance of these debentures were $450,000. As of September 30, 1997, the Company has converted $330,000 of such convertible debentures into 93,301 shares of the Company's common stock and has pending notices of conversion in the amount of $60,000, convertible into 162,554 shares of the Company's common stock.

The principal factors having a negative impact on the Company's liquidity during fiscal 1995 were cash used in operations of approximately $1.8 million (see the Consolidated Statements of Cash Flows), acquisitions of businesses which required approximately $1.4 million in cash and other investing activities of approximately $250,000. The positive impacts on liquidity during the fiscal year were the proceeds of approximately $4.1 million from the issuance of common stock, sold in reliance upon exemptions under Regulation D of the Securities Act of 1933, and borrowings, principally from related parties, net of repayments, of approximately $213,000.

In 1996 and prior to the rescission of the Company's acquisition of ATI, the Company obtained, and guaranteed, a $250,000 financing facility for ATI's PPV equipment needs for its entrance into the Mexican hospitality market. As of December 31, 1996, ATI had used $59,025 of this equipment financing facility and had $199,975 available. This financing facility was terminated by the lender in 1997 due to non-payment by ATI of payments due under the related lease agreements. At the time of termination of this facility, the aggregate minimum lease payments due the lessor totaled approximately $180,000. In connection with the rescission of the ATI acquisition, ATI issued a promissory note to the Company in the amount of $180,000, payable upon the default by ATI of payments due under the financing facility. Payments due to the Company under the promissory note are to be equal to the amount, if any, the Company may be required to pay under the lease guaranty agreement(s) entered into between the Company and ATI's equipment lessor(s). There is no assurance, however, that the Company would be able to satisfy the terms of the guarantee agreement(s).

On February 24, 1997, the Company issued $1,120,000 of 4% convertible debentures due October 1, 1998 to Timboon, LTD ("Timboon",a non U.S. person) in reliance upon exemptions under Regulation S of the Securities Act of 1933. These debentures are convertible at any time after 45 days from the date of their issuance, until maturity, into the Company's common stock at a conversion price equal to the lesser of (a) 80% of the average closing bid price of the Company's common stock for the five days preceding the issuance of the debentures or (b) 70% of the average closing bid price of the Company's common stock for the five days preceding the conversion date. The Company incurred costs in connection with this financing of $120,000 and received net proceeds of $1,000,000. The Company, through September 30, 1997, has converted $120,000 of the convertible debentures issued to Timboon into 256,361 shares of the Company's common stock and has subsequently received conversion notices from Timboon to convert $20,000 of the convertible debentures into 126,554 shares of the Company's common stock. Such conversion notices have not been effected; and, the Company is currently in litigation with Timboon arising from the issuance and conversion of the debentures (see "Legal Proceedings" and Note 14 to the Consolidated Financial Statements).

The proceeds from the financing transactions described above were used primarily to fund the operating losses of acquired businesses and corporate overhead.

The Company is having cash flow difficulties and is currently unable to meet all of its trade and other obligations (a substantial portion of which are currently past due and some of which are subject to legal and administrative proceedings for collection) and is attempting to raise additional debt or equity financing to provide the Company with sufficient funds to carry-on its operations. While the Company has been successful in raising debt and equity financing in the past, there is no assurance that additional financing will be available in sufficient amounts or, if available, that such financing will be available on terms acceptable to the Company. As of December 31, 1996, the Company and its subsidiaries have no material used or unused lines of credit.

As discussed elsewhere herein, the amount of financing necessary to continue to support the operations and capital needs of businesses acquired, the continuing operating losses of businesses acquired, the lack of equity and debt financing available to the Company (together with the inability of the Company to meet its funding obligations under the HMT acquisition agreement and its payment obligations to trade and other creditors), and the desire of the former shareholders of ATI and HMT to rescind the original purchases transactions, among other factors, led to management's decision to dispose of ATI and HMT and sell substantially all of the operating assets of TNI during the first half of 1997.
After the rescission of the CCI acquisition in May 1996, the rescission of the ATI and HMT acquisitions in the first half of 1997 and the sale of substantially all of the operating assets of TNI in January 1997, the remaining operations of the Company consist of NSC. NSC has incurred substantial operating losses since its acquisition by the Company in October 1995 and there is no assurance that NSC will be able to reverse this trend in the future. NSC's operating loss for the period from the date of its acquisition by the Company (October 1995) to December 31, 1995 was $363,857, and for the year 1996 was $16,275,288, including the write-off as of December 31, 1996 of the unamortized cost ($14,233,953) of intangibles and goodwill recorded by the Company in connection with the acquisition (see Note 5 to the Consolidated Financial Statements).
The Company currently believes that it will require additional equity or debt financing (excluding the net proceeds, if any, from the GECCS and News arbitration award) to fund NSC's operating activities. It is uncertain, however, whether or not NSC's operating activities will generate profitable operations in the future or whether or not the Company will have available sufficient resources to fund NSC's future operating activities. The proceeds from any additional financing which may be available to the Company, if obtained, are intended to be used by the Company to fund the introduction of NSC's products into the market place. There is no assurance, however, that the Company will be able to (i) successfully market NSC's products and services or attain profitable operations in the future or (ii) that additional financing will be available, or if available, that such financing will be available, in sufficient amounts, or on terms acceptable to the Company. The Company does not currently have any available financing facilities for working capital or for other purposes.

The Company is subject to various legal and administrative proceedings which could have an adverse impact on the Company's cash flows (see Note 14 to the Consolidated Financial Statements). These include (i) a consent order executed between the Company and the State of Michigan requiring the Company to use its best efforts to satisfy the prerequisites of the Securities and Exchange Commission and the Michigan Securities Bureau for registering the common stock sold by the Company to purchasers of its securities in the State of Michigan, for resale by them in the public market, (ii) an action, in arbitration, by the former shareholders of CCI to enforce promissory notes in the principal amount of $300,000 issued by the Company in connection with the acquisition of CCI and canceled by the Company in May 1996 in connection with the Company's decision to cancel all of the acquisition related documents, (iii) actions on the part of certain other creditors to enforce the terms of certain other promissory notes,
(iv) actions brought against the Company by certain former employees and persons formerly under contract with the Company for payments allegedly due them, (v) an action by a shareholder seeking the rescission of the sale by the Company of its common stock to the shareholder and (vi) an action by a purchaser ("Timboon") of the Company's convertible debentures issued in reliance upon exemptions under Regulation S of the Securities Act of 1933 seeking performance of the terms of the related offering and subscription agreements. The Company and its subsidiaries are also subject to a suit filed by Boston Financial Corporation seeking amounts owed to Boston
Financial Corporation under a lease agreement entered into between Boston Financial Corporation and NSC. The lease agreement was guaranteed by the Company, ATI and TNI.

As mentioned above, the Company is subject to a consent order executed between the Company and the State of Michigan arising from the sale of its securities in the State of Michigan without an exemption from registration under the Michigan Uniform Securities Act. The consent order requires the Company to use its best efforts by December 31, 1997 to satisfy the prerequisites of the Securities and Exchange Commission and the Michigan Securities Bureau for either (i) registering the shares of common stock sold to Michigan purchasers of its common stock for resale by them in the public market or (ii) making a rescission offer to all such purchasers. As of the date hereof, the Company has not nor is it likely that the Company will be able to satisfy the requirements of the consent order within the time frame required, if at all. First, the Company is unable to satisfy the prerequisites of the Securities and Exchange Commission for registering the shares of common stock sold to Michigan shareholders for resale by them in the public market or for making a rescission offer to the Michigan purchasers of its common stock. The inability of the Company to register the shares of common stock sold to Michigan shareholders or make a rescission offer is due to the Company not having filed all reports required to be filed with the Securities and Exchange Commission pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934. The Company has not yet filed its quarterly reports on Form 10-Q for the year 1997 due principally to the delay in the filing of its Annual Report on Form 10-K for the year ended December 31, 1996. The delay in filing of the Annual Report on Form 10-K for the year ended December 31, 1996 is principally due to the inability of the Company to timely pay for the services of its independent auditors and the time required by management to complete its assessment of the carrying value of intangible assets and goodwill recorded in connection with the acquisition of NSC. Furthermore, the Company anticipates, upon filing of its quarterly reports on Form 10-Q, the time required from that point to obtain an effective registration statement will extend beyond the date for filing the Company's 1997 Annual Report on Form 10-K in which audited financial statements for the year ended December 31, 1997 are required to be included. Based upon the current price of the Company's common stock, a rescission offer is the only means of compliance with the Michigan consent order. At this time, the Company does not have sufficient financial resources available to it to carry-out a rescission offer if an offer were to be made. The consent order contemplates that any rescission offer made to Michigan purchasers of the Company's common stock would be at a price per share at least equal to the purchasers' per share cost, plus interest thereon, which the Company estimates would total approximately $800,000 (see Note 14 to the consolidated financial statements included elsewhere herein).

Based on the foregoing factors, it is uncertain whether or not the Company will be able to generate sufficient cash from operations or from financing transactions to enable it to meet its short-term or long-term liquidity needs, satisfy the requirements of the Michigan consent order and pay its outstanding obligations to trade and other creditors. In the event the Company is unable to generate sufficient cash flows from operations or from financing activities, the Company would be required to seek other alternatives, including sale, merger or discontinuance of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," which requires impairment losses to be recognized when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets expected to be disposed of. The Company adopted Statement No. 121 for the year ended December 31, 1995. As a result of the adoption of SFAS No. 121, the Company recorded impairment losses in both 1995 and 1996. See Note 5 to the Consolidated Financial Statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." SFAS 123 allows companies to continue following existing accounting rules as prescribed by Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations (which the Company has elected to follow) but, requires pro forma disclosure of what net income and earnings per share would have been had the Company accounted for employee stock options under the fair value method(s) prescribed by SFAS
123. These disclosures are included in Note 11 to the Consolidated Financial Statements.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share". SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share takes into consideration common shares outstanding (computed as under basic earnings per share) and potentially dilutive common shares. SFAS No 128 is effective for interim and annual financial statements for periods ending after December 15, 1997. The adoption of SFAS No. 128 is not expected to have any material impact on previously reported EPS.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS NO. 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial ststements. Although SFAS No. 130 only impacts display as opposed to actual amounts recorded, it represents a change in financial reporting. Management has not completed its review of SFAS No. 130, but does not anticipate that the adoption of this statement will have a significant impact on the Company's reported earnings.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has not completed its review of this statement, but does not anticipate that the adoption of the statement will have a significant effect on the Company's reported segments.

IMPACT OF INFLATION

The impact of inflation on the costs of the Company and its business units, and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on the Company's operations over the past three years and, the Company does not anticipate that inflationary factors will have a significant impact on future operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Independent Auditors' Report on the Consolidated Financial
    Statements for the year ended December 31, 1996 and 1995      36

Independent Auditors' Report on the Consolidated Financial
    Statements for the year ended December 31, 1994               37

Consolidated Balance Sheets as of December 31, 1996 and 1995      38

Consolidated Statements of Operations for each of the three
    years in the period ended December 31, 1996                   40

Consolidated Statements of Stockholders' Equity for each of
    the three years ended in the period December 31, 1996         41

Consolidated Statements of Cash Flows for each of the three
    years ended in the period December 31, 1996                   43

Notes to Consolidated Financial Statements                        44


                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Systems Communications, Inc.

We  have  audited the accompanying consolidated balance sheets  of  Systems
Communications, Inc. and Subsidiaries as of December 31, 1996 and 1995, and
the  related  consolidated statements of operations, stockholders'  equity,
and  cash  flows  for  each  of  the years  then  ended.   These  financial
statements  are  the  responsibility  of  the  Company's  management.   Our
responsibility is to express an opinion on these financial statements based on our audits.

We  conducted  our  audits in accordance with generally  accepted  auditing standards.  Those standards require that we plan and perform the  audit  to obtain reasonable assurance about whether the financial statements are free of  material  misstatement. An audit includes examining, on a  test  basis,
evidence   supporting  the  amounts  and  disclosures  in   the   financial
statements.   An  audit  also includes assessing the accounting  principles used  and  significant estimates made by management, as well as  evaluating the  overall financial statement presentation.  We believe that our  audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systems
Communications, Inc. and Subsidiaries at December 31, 1996 and 1995,and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The  accompanying  consolidated  financial statements  have  been  prepared assuming  that Systems Communications, Inc. and Subsidiaries will  continue as  a  going  concern. As more fully described in Note 3, the  Company  has incurred operating losses during each of the years in the three-year period ended  December  31,  1996,  and  has  a  working  capital  deficiency  and stockholders'  equity  deficiency at December 31, 1996.  In  addition,  the
Company  has  not complied with certain repayment terms of loan agreements.
These  conditions  raise substantial doubt about the Company's  ability  to continue as a going concern. The consolidated financial statements  do  not include  any  adjustments to reflect the possible  future  effects  on  the
recoverability   and   classification  of  assets  or   the   amounts   and
classification  of  liabilities that may result from the  outcome  of  this uncertainty.

                                   /s/ Ernst & Young LLP

Tampa, Florida
December 24, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Systems Communications, Inc.
Clearwater, Florida

We  have  audited  the  consolidated statements of operations,  changes  in stockholders'  equity  and cash flows of Systems Communications,  Inc.  and
Subsidiaries  for  the  year  ended  December  31,  1994.  These  financial
statements  are  the  responsibility  of  the  Company's  management.   Our
responsibility is to express an opinion on these financial statements based on our audit.

We  conducted  our  audit  in accordance with generally  accepted  auditing standards.  Those standards require that we plan and perform the  audit  to obtain reasonable assurance about whether the financial statements are free of  material  misstatement.  An audit includes examining, on a test  basis,
evidence   supporting  the  amounts  and  disclosures  in   the   financial
statements.   An  audit  also includes assessing the accounting  principles used  and  significant estimates made by management, as well as  evaluating the  overall financial statement presentation.  We believe that  our  audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Systems Communications, Inc. and Subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

The  accompanying  consolidated  financial statements  have  been  prepared assuming  that  the Company will continue as a going concern.  The  Company incurred  a loss from operations for the year ended December 31,  1994  and had a net working capital deficiency and an accumulated deficit at December
31,   1994.  Additionally,  the  Company  is  dependent  upon  successfully obtaining financing sufficient to pay its obligations. These factors, among other  things,  raise  substantial doubt about  the  Company's  ability  to continue as a going concern. Management's plans in regard to these  matters are  described  in  Note  3 to the consolidated financial  statements.  The financial statements do not include any adjustments that might result  from the outcome of this uncertainty.


/s/ Lovelace, Roby & Company, P.A.

Orlando, Florida
March 29, 1995


                       SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                 --------------------------
                                                      1996          1995
                                                 -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                       $  61,039      $ 964,714
   Accounts receivable, less allowance for
      doubtful accounts of $28,074 in 1996
      and $510,000 in 1995                           802,079      1,322,469
   Notes receivable from officers and employees      102,000         52,000
   Equipment inventories                                 --         228,344
   Deferred expenses                                     --         481,897
   Deferred income taxes                                 --         608,277
   Other current assets                              438,763        499,167
                                                 -----------    -----------
Total current assets                               1,403,881      4,156,868
                                                 -----------    -----------
Furniture  and equipment                           1,812,867        693,046
   Less accumulated depreciation                    (587,598)      (220,524)
                                                 -----------    -----------
    Net furniture and equipment                    1,225,269        472,522
Deferred compensation                                662,199      1,190,374
Intangible assets, net of accumulated
    amortization of $566,666 in 1996 and
    $253,333 in 1995                               1,083,334     12,296,667
Excess of cost over fair value of net assets
    acquired, net of accumulated amortization
    of $75,034 in 1996 and $38,638 in 1995         1,298,950      3,125,675
Other  non-current assets                            173,667        303,548
                                                 -----------    -----------
                                                 $ 5,847,300   $ 21,545,654
                                                 ===========    ===========

See Notes to Consolidated Financial Statements

                             SYSTEMS COMMUNICATIONS,INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS (Continued)

                                                          DECEMBER 31,
                                                 -------------------------
                                                      1996           1995
                                                 ------------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY IN ASSETS)
Current liabilities:
   Borrowings  under  lines  of  credit            $182,651   $    45,151
   Current portion of notes and debentures
      payable                                     3,180,758     1,679,395
   Current portion of obligations under capital
      leases                                        242,477        29,328
   Accounts payable                               1,452,192     1,260,990
   Accrued expenses and other current
      liabilities                                   881,675       187,334
   Accrued compensation and employee benefits     1,528,153     1,358,947
   Deferred revenue                                 440,232       856,719
                                                 ----------    ----------
Total current liabilities                         7,908,138     5,417,864
                                                 ----------    ----------
Notes and debentures payable, less current
   portion                                             --          46,005
Obligations under capital leases, less current
   portion                                          458,654       129,190
Deferred compensation                               676,261     1,150,827
Deferred income taxes                                  --       3,271,649
Other liabilities                                    72,573           --
                                                 ----------    ----------
Total liabilities                                 9,115,626    10,015,535
                                                 ----------    ----------
Common stock subject to rescission                  709,124       789,624
                                                 ----------    ----------
Stockholders' equity (deficiency in assets):
   Class A convertible preferred stock, stated
       value and liquidation preference - $1.00
       per share; authorized 5,000,000 shares,
       issued and outstanding 192,000 shares in
       1996 and 4,800,000 shares in 1995               630       178,125
   Class B convertible preferred stock, stated
       value and liquidation preference - $1.00
       per share; authorized 10,000,000 shares,
       issued and outstanding 4,550,000 shares
       in 1996 and 4,690,000 shares in 1995      2,491,745     2,728,345
   Common stock - $.001 par value; authorized
       50,000,000 shares, issued and
       outstanding 10,626,874 shares in 1996
       and 7,425,798 shares in 1995                 10,627         7,426
       Common stock to be issued                 2,000,000     2,000,000
   Additional paid in capital                   16,823,526    11,873,909
   Accumulated deficit                         (25,303,978)   (6,047,310)
                                               ------------   -----------
Total stockholders' equity
   (deficiency in assets)                       (3,977,450)   10,740,495
                                               ------------   -----------
                                               $ 5,847,300  $ 21,545,654
                                               ============  ============

See Notes to Consolidated Financial Statements

                             SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended December 31,
                                           ------------------------------------
                                             1996          1995        1994
                                           -----------   ----------  ---------
Net  revenues:                             $ 2,832,123   $   91,106  $    --
                                           -----------   ----------  ---------
Costs and expenses:
    Cost  of  revenues                         827,063         --         --
    Selling  and administrative expenses     6,322,627    1,887,275     78,233
    Impairment  losses                      14,233,953         --         --
    Depreciation and amortization            1,459,436      148,192       --
                                           -----------   ----------  ---------
                                            22,843,079    2,035,467     78,233
                                           -----------   ----------  ---------
                                           (20,010,956)  (1,944,361)  ( 78,233)
Interest income                                  8,183        3,777        --
Interest expense                              (381,975)     (63,644)       --
Other,  net                                   (103,891)        --         --
                                           -----------   ----------   --------
Loss from continuing operations before
   income taxes                            (20,488,639)  (2,004,228)  ( 78,233)
Income tax benefit                          (2,554,150)   (  15,124)       --
                                           -----------   ----------   --------
Loss from continuing operations            (17,934,489)  (1,989,104)  ( 78,233)
Loss from operations of discontinued
  telecommunications businesses (less
  income tax benefit of $649,044 in 1996
  and $241,577 in 1995)                    ( 1,322,179)  (3,818,921)  ( 50,769)
                                           -----------   ----------   --------
Net loss                                  $(19,256,668) $(5,808,025) $(129,002)
                                          ============  ===========  =========
Loss per share:
   Loss from continuing operations        $(      2.15) $(     0.58) $(   0.06)
  Loss from operations of discontinued
    telecommunications businesses          (      0.16)  (     1.23)  (   0.04)
                                          ------------  -----------  ---------
   Net loss                               $(      2.31) $(     1.81) $(   0.10)
                                          ============  ===========  =========

Weighted average number of
    common  shares outstanding               8,349,459    3,201,991   1,306,493
                                          ============  ===========  =========

See Notes to Consolidated Financial Statements


                        SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (DEFICIENCY IN ASSETS)

                                    CLASS A                CLASS B           COMMON
                                   PREFERRED               PREFERRED          STOCK
                               -------------------   -------------------   --------------------
                                SHARES    AMOUNT       SHARES     AMOUNT   SHARES    AMOUNT
                               ---------  --------   ---------  ---------  --------  ---------
Balance at December 31, 1993    1,700,000  $   --          --     $    --     825,765  $    826
Issuance of common stock as
   compensation                       --       --          --          --   1,770,000     1,770
Issuance of common stock for
   cash                               --       --          --          --     201,720       202
Stockholders distributions, net       --       --          --          --         --         --
Net loss                              --       --          --          --         --         --
                                ---------  --------   ---------  ---------  ---------   --------
Balance at December 31, 1994    1,700,000      --          --          --   2,797,485     2,798
Issuance of common stock and
warrants for cash                     --       --          --          --   1,477,874     1,478
Issuance of stock as
compensation                    1,525,000    20,625        --          --   1,053,090     1,053
Issuance of stock and warrants
   in consideration for
   extension of related party
   indebtedness                       --       --      140,000     236,600     --          --
Issuance of stock and warrants
   in connection with business
   acquisitions                 1,575,000   157,500  4,550,000   2,491,745  2,339,765     2,339
Reclassification of common
   stock subject to rescission        --       --          --          --    (242,416)     (242)
Net loss                              --       --          --          --         --         --
                                ---------  --------  ----------  ---------   ---------   -------
Balance at December 31, 1995    4,800,000   178,125   4,690,000  2,728,345  7,425,798     7,426
Issuance of common stock and
   warrants for cash                  --       --          --          --     413,688       414
Conversion of preferred stock  (4,408,000) (177,495)   (140,000)  (236,600) 2,254,910     2,255
Issuance of common stock as
   compensation                       --       --          --          --      41,754        42
Issuance of common stock in
   connection with business
   acquisitions                       --       --          --          --     283,172       283
Issuance of stock for debt            --       --          --          --     207,552       207
Rescission of business
   acquisitions                  (200,000)     --          --          --         --        --
Net loss                              --       --          --          --         --        --
                                ---------  --------   ---------  ---------  ----------    -------
Balance at December 31, 1996      192,000  $    630   4,550,000 $2,491,745  10,626,874    $10,627
                                =========  ========   ========= ==========  ==========   ========

See Notes to Consolidated Financial Statements


                                SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (DEFICIENCY IN ASSETS), Continued


                                   Common      Additional
                                   Stock to      Paid-In    Accumulated
                                   be issued     Capital      Deficit    Total
                                   ---------   ----------   ----------  --------
Balance at December 31, 1993           --     $   120,921  $ (110,283)  $    11,464
Issuance of common stock as
   compensation                        --          69,030         --         70,800
Issuance of common stock for cash      --         103,158         --        103,360
Stockholders distributions, net        --          (6,257)        --         (6,257)
Net loss                               --             --     (129,002)     (129,002)
                                   ---------   ----------   ----------    --------
Balance at December 31, 1994           --         286,852    (239,285)       50,365
Issuance of common stock and
   warrants for cash                   --       4,109,409         --      4,110,887
Issuance of stock as compensation      --         430,095         --        451,773
Issuance of stock and warrants in
   consideration for extension of
   related party indebtedness          --         105,000         --        341,600
Issuance of stock and warrants
   in connection with business
   acquisitions                   2,000,000     7,731,935         --     12,383,519
Reclassification of common stock
    subject to rescission              --        (789,382)        --       (789,624)
Net loss                               --             --    (5,808,025)  (5,808,025)
                                  ---------    ----------   ----------   ----------
Balance at December 31, 1995      2,000,000    11,873,909   (6,047,310)  10,740,495
Issuance of common stock and
   warrants for cash                   --       2,186,859         --      2,187,273
Conversion of preferred stock          --         411,840         --           --
Issuance of common stock as
   compensation                        --         260,151         --        260,193
Issuance of common stock in
   connection with business
   acquisitions                        --       1,891,824         --      1,892,107
Issuance of stock for debt             --         198,943         --        199,150
Rescission of business
   acquisitions                        --             --          --          --
Net loss                               --             --   (19,256,668) (19,256,668)
                                -----------    ----------  -----------    ----------
Balance at December 31, 1996    $ 2,000,000   $16,823,526 $(25,303,978) $(3,977,450)
                                ===========   =========== ============    ==========

See Notes to Consolidated Financial Statements

                              SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  Year Ended December 31,
                                         -------------------------------------
                                           1996           1995          1994
                                         -----------    ----------    --------
Cash flows from operating activities:
  Net loss                             $ (19,256,668)  $(5,808,025)  $(129,002)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operations:
      Depreciation and amortization        1,750,727       459,327      72,374
      Amortization of deferred
        compensation, net                    (16,552)       61,819        --
      Provision for bad debts                522,687       181,753        --
      Provision for inventory
        obsolescence                            --         145,776        --
      Stock and warrants issued for
        compensation and as consideration
        for extension of debt                260,193       793,373        --
      Deferred income taxes               (3,203,194)     (256,699)       --
      Impairment losses                   14,428,854     2,758,779        --
  Increase (decrease) in cash from
      change in operating assets and
      liabilities:
        Accounts receivable                  214,330       317,161      13,908
        Equipment inventories                 73,211       (80,091)     39,690
        Deferred expenses                    498,697       (92,130)       --
        Other assets                          67,037       (42,702)     (5,000)
        Accounts payable                     (39,308)     (430,448)     12,247
        Accrued expenses                     703,117        84,297       9,574
        Accrued compensation                 356,902       140,651        --
        Deferred revenue                    (553,982)        5,937        --
                                          ----------     ---------     -------
   Net cash provided by (used  in)
      operating activities                (4,193,949)   (1,761,222)     13,791
                                          ----------     ---------     -------
Cash flows from investing activities:
      Acquisition of businesses, net of
        cash acquired                        (46,854)   (1,428,312)       --
      Expenditures for furniture and
        equipment                           (552,718)     (131,744)   (245,514)
      Notes receivable from officers
        and employees                        (50,000)      (52,000)       --
      Acquisition of other assets                --        (64,852)       --
                                           ----------    ---------     -------
    Net cash used in investing activities   (649,572)   (1,676,908)   (245,514)
                                           ----------    ---------     -------
Cash flows from financing activities:
     Proceeds from issuance of common
       stock                               2,187,273     4,110,887     103,360
     Proceeds from notes and debentures
       payable                             2,422,752       475,349     180,195
     Payments on notes payable and
       capital leases                       (637,596)     (262,814)     (1,000)
      Payments on shares subject to
       rescission                            (80,500)         --           --
    Proceeds from (payments on) borrowings
       under line of credit                   47,917        (2,100)        --
       Stockholder distributions, net            --           --        (52,381)
                                           ---------      ---------    -------
    Net cash provided by financing
       activities                          3,939,846      4,321,322     230,174
                                           ---------      ---------    -------
Net increase (decrease)in cash              (903,675)       883,192      (1,549)
Cash and cash equivalents at beginning
    of the year                              964,714         81,522      83,071
                                           ---------      ---------    -------
Cash and cash equivalents at end of the
    year                               $      61,039       $964,714   $  81,522
                                           =========      =========   ========

See Notes to Consolidated Financial Statements

             SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  FORMATION OF THE COMPANY AND DESCRIPTION OF BUSINESS

Systems Communications, Inc. (the "Company") was organized as Florida One Capital Corporation in 1987 and in 1988 made an initial public offering of its common stock as a blank check company for the purpose of acquiring other companies. During 1990 and 1991, the Company acquired and divested companies engaged in the eye glass distribution and residential building industries and for a brief period of time, operating under the name of Highland Healthcare Corporation, was under the control of another publicly-owned blank check company formed for the purpose of acquiring healthcare related businesses. During the period from the fall of 1991 to the date of the first acquisition described below, the Company had no operations or assets and was dormant.

In 1994, the Company changed its name from Highland Healthcare Corporation to Systems Communications, Inc. and, effective August 29, 1994, acquired all of the outstanding stock of (i) Ameristar Telecommunications, Inc. ("ATI"), a re-seller of long-distance and pay-per-view services and products, principally to the hospitality industry, and (ii) Coast Communications, Inc. ("CCI"), whose principal business is the installation and servicing of pay-per-view equipment. The Company identified ATI as the accounting acquirer and accounted for the transaction as a purchase business combination.

Effective June 1, 1995, the Company completed the acquisition of all of the outstanding stock of LCI Communications, Inc. ("LCI"), a re-seller of telecommunication services, from a Director and executive officer of the Company (a person designated as a "promoter/shareholder" of the Company). The net assets acquired were recorded at the promoter/shareholder's historical cost basis.

Effective June 12, 1995, the Company acquired all of the outstanding stock of Comstar Network Services, Inc. ("Comstar"), a re-seller of long-distance telephone services.

Effective July 7, 1995, the Company acquired all of the outstanding stock of Telcom Network, Inc. ("TNI"), a re-seller of telecommunications services and products, principally to residential and small business customers. TNI also audits utility and telecommunications payments and provides cost recovery services to its customers (large and small businesses and governmental entities) for a percentage of recovered savings.

Effective October 27, 1995, the Company acquired all of the outstanding stock of National Solutions, Inc. ("NSC"). The principal business of NSC is to (i) develop, for commercial use, healthcare management information systems technology acquired from the U.S. Government pursuant to the
Federal Technology Transfer Act of 1986, as amended, and (ii) sell the benefits from the use of such technology to large, self-insured companies, insurers, third party administrators ("TPA's"), health maintenance organizations ("HMO's") and healthcare plan administrators. To date, the Company's revenues have been derived primarily from retroactive analysis of claims paid, with respect to which the Company has received a percentage of the recovered savings.

Effective March 12, 1996, the Company acquired all of the outstanding stock of Healthcare Management Technologies ("HMT"). The principal business of HMT is the development, sale and maintenance of medical management "Windows" based computer software.

In May 1996, the Company gave notice to the principals of CCI that it was canceling all of the related acquisition agreements and abandoning the business of CCI. Pursuant to the terms of the acquisition and related pledge agreements, the effect of the cancellation of the acquisition agreements is that the former shareholders of CCI will receive the shares of stock in CCI acquired in 1994 by the Company in return for the shares of preferred stock and debt issued by the Company to the former shareholders of CCI in connection with the acquisition (see Note 14).

In January 1997, the Company sold substantially all of the operating assets of TNI. The only remaining significant asset of TNI consists of the arbitration award of $1,250,000 granted to TNI in a binding arbitration proceeding between and among TNI, GECCS and News. On December 24, 1997, the Company, GECCS and NEWS entered into a Confidential Settlement Agreement and Mutual Full and Final Releases (the "Settlement Agreement") regarding the arbitration award in favor of the Company. Pursuant to the Settlement Agreement, GECCS\NEWS paid $1,250,000 in full satisfaction of the arbitration award. Of that amount, the Company received approximately $750,000, which is net of legal fees. The proceeds from the Settlement Agreement were used to pay trade and other obligations, including the obligations to Mr. Telford Walker and Mr. James Gary May referred to in
Note 14.

In May 1997, the Company and the former shareholders of ATI entered into a rescission agreement which provides for the rescission of the Company's August 1994 acquisition of ATI; and, in June 1997, the Company entered into an agreement with the former shareholders of HMT to rescind the Company's March 1996 acquisition of HMT ( see Note 17).

The dispositions of CCI, TNI (which includes the operations of Comstar and LCI subsequent to the dates of their respective acquisitions) and ATI, all of which comprised the Company's telecommunications segment, are reflected as operations of discontinued telecommunications businesses in the accompanying consolidated statements of operations(see Note 4).

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

EQUIPMENT INVENTORIES

Equipment inventories, consisting of pay-per-view equipment, are net of an allowance for obsolescence and are stated at the lower of cost or market. Cost is determined by the specific identification method. These inventories were eliminated from the Company's consolidated balance sheet as a result of the cancellation, in May 1996, of the CCI acquisition agreement.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. Depreciation is provided using the straight-line method over periods that approximate the assets' useful lives.

Capitalized lease assets are recorded at the lower of present value of minimum future lease payments at inception of the lease or the fair value of the asset and are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

INTANGIBLE ASSETS

Intangible assets as of December 31, 1996 consist of the cost of acquired medical management computer software and acquired customer lists. The cost of medical computer software ($1,500,000) is being amortized over 3 years. As of December 31,1996, the unamortized cost of medical computer software was $1,083,333 and amortization for the year 1996 was $416,667. The cost of acquired customer lists ($150,000) was fully amortized at December 31, 1995.

In 1995, the Company recorded $12,400,000 of intangible assets (healthcare management decision software technology) acquired in connection with its acquisition of NSC. The estimated useful life of the acquired software technology was 20 years. The Company wrote-off the unamortized cost of the software technology acquired in connection with the NSC acquisition, as of December 31, 1996, due to continued operating losses and the failure of NSC, to date, to successfully market the technology acquired in connection with the acquisition.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

The Company assesses the recoverability of intangible assets, including goodwill, if facts and circumstances suggest that the carrying amount of intangible assets may have been impaired. In making its assessment, the Company gives consideration to the undiscounted cash flows from the use of such assets, the estimated fair value of such assets and other factors which may affect the recoverability of such assets. If such an assessment indicates that the carrying value of intangible assets may not be recoverable, the carrying value of intangible assets is reduced (see Note
5).

Excess of cost over the fair value of net assets acquired as of December 31, 1996 consists of goodwill recorded in connection with the acquisition of HMT and is being amortized over 15 years. In 1995, the Company recorded $2,718,169 in goodwill in connection with its acquisition of NSC. As of December 31, 1996, the Company wrote-off the unamortized cost of goodwill recorded in connection with the NSC acquisition, as an impairment loss, due to the failure, to date, of NSC to successfully market the technology acquired.


REVENUE RECOGNITION

The Company generally recognizes revenue in the period in which the service is provided or, in the case of software sales, at the time the software is delivered. Revenues related to audit or retroactive claims review services, which are based on a percentage of the savings, are recognized at the time of third party approval of the reimbursable amounts.

INCOME TAXES

The Company has applied, for all years presented, the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach in accounting for income taxes.

LOSS PER SHARE

Loss per share is computed by dividing net loss by the average number of common shares outstanding during each period. Shares issuable upon conversion of the Company's outstanding convertible preferred stock and convertible debentures, shares issuable upon exercise of outstanding stock purchase options and warrants and shares subject to rescission were not included in the calculation of loss per share because their inclusion would be anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share". SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share takes into consideration common shares outstanding (computed as under basic earnings per share) and potentially dilutive common shares. SFAS No 128 is effective for interim and annual financial statements for periods ending after December 15, 1997. The adoption of SFAS No. 128 is not expected to have any material impact on previously reported EPS.

STATEMENT OF CASH FLOWS

The operating, investing and financing activities included in the consolidated statements of cash flows are presented net of the assets and liabilities acquired in connection with business combinations. As permitted by Statement of Financial Accounting Standards No. 95, cash flows from operations of discontinued telecommunications businesses are not separately presented.

LONG-LIVED ASSETS

The Company has applied the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of", beginning in fiscal 1995, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of (see Note 5).

IMPACT OF OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS NO. 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial ststements. Although SFAS No. 130 only impacts display as opposed to actual amounts recorded, it represents a change in financial reporting. Management has not completed its review of SFAS No. 130, but does not anticipate that the adoption of this statement will have a significant impact on the Company's reported earnings.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has not completed its review of this statement, but does not anticipate that the adoption of the statement will have a significant effect on the Company's reported segments.


USE OF ESTIMATES

The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

RECLASSIFICATIONS

Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1996 and 1995 presentation.

NOTE 3  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred losses (including losses from operations of discontinued businesses)of $19,256,668 and $5,808,025 in 1996 and 1995, respectively, and used approximately $4,194,000 and $1,761,000, respectively, of cash in operations. The Company has a net working capital deficiency of approximately $6.5 million and a deficiency in assets of approximately $4 million at December 31, 1996 and is currently in default of certain of its obligations to trade and other creditors (see Notes 7 and 14). Additionally, as discussed in Note 14, the Company is obligated to provide or arrange for approximately $1.5 million of additional working capital and equipment financing for acquired companies (none of which financing has currently been arranged) and may be required to offer purchasers of the Company's common stock in certain jurisdictions the right to rescind their stock purchase transactions. Pursuant to a consent order from the State of Michigan, the Company is required to make a rescission offer to Michigan purchasers of the Company's common stock no later than in December 1997, unless such purchasers are afforded an opportunity to resell their shares in the public market pursuant to an effective registration statement prior thereto at prices higher than the cost of such shares to the Michigan purchasers. It is unlikely the Company will be able to satisfy the requirements of the consent order. In the event the Company is unable to satisfy the requirements of the consent order, it is uncertain whether or not the failure by the Company to satisfy the requirements of the consent order will have a material adverse impact on the accompanying consolidated financial statements.

The Company is attempting to raise additional equity and debt financing to support its business operations but, there is no assurance that sufficient amounts of equity or debt financing will be available to the Company. As of December 31,1996, the Company had no financing facilities available for working capital or for other purposes. The Company is awaiting final resolution of the GECCS/News arbitration award (see Note 14) which, upon collection thereof, would provide the Company with the ability to meet certain of its obligations to trade and other creditors.

Based on the foregoing factors, it is uncertain whether or not the Company can generate adequate cash flows from operations, or from financing transactions, to meet its obligations as they become due. In that event, the Company would be required to seek other alternatives, including sale, merger or discontinuance of operations.

Subsequent to December 31, 1996, the Company entered into certain transactions which relieved the Company of its financing obligations to acquired companies (see Note 17); and, the award in the GECCS and News arbitration was confirmed by the U.S. District Court for the Northern District of Georgia (see Note 14).

NOTE 4  ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

On August 29, 1994, the Company acquired, in two separate transactions, all of the outstanding stock of ATI and CCI in exchange for an aggregate of 1,700,000 shares of the Company's Class A convertible preferred stock and an aggregate of $550,000 principal amount of notes payable. Of the preferred stock issued in connection with these acquisitions, 1,500,000 shares were issued to the former shareholders of ATI and 200,000 shares were issued to the former shareholders of CCI. Of the notes issued in connection with these acquisitions, $300,000 were issued to the former shareholders of CCI and $250,000 were issued to the former shareholders of ATI. Each share of preferred stock issued in connection with these acquisitions is convertible into one-half share of the Company's common stock at the election of the holder at any time prior to a public offering of the Company's common stock and are automatically converted at the time of such public offering. The shares of Class A convertible preferred stock issued to the former shareholders of ATI were converted into 750,000 shares of common stock in August 1996. The shares of Class A preferred stock issued to the former shareholders of CCI are subject to an administrative proceeding between the Company and the former shareholders of CCI (See Note
14). The $550,000 of acquisition notes payable bear interest at the rate of 6% per annum and were originally due within 90 days of the date of such acquisitions. Such notes have been extended from time to time and are now due upon completion of a public offering of the Company's common stock. The $300,000 of acquisition notes payable to the former shareholders of CCI are also subject to the administrative proceeding between the Company and the former shareholders of CCI (See Note 14). The Company identified ATI as the accounting acquirer and accounted for the acquisition of ATI and CCI as a purchase business combination. No goodwill was recorded in connection with these business acquisitions.

In June 1995, the Company completed the acquisition of all of the outstanding stock of LCI from a Director and executive officer of the Company (a person designated as a promoter/shareholder of the Company) in exchange for 1,075,000 shares of the Company's Class A preferred stock. The net assets acquired were recorded at the promoter/shareholder's historical cost. The cost basis of the promoter/shareholder was de minimis.

In June 1995, the Company acquired all of the outstanding stock of Comstar in exchange for 200,000 shares of the Company's common stock, valued at $126,000,and 500,000 shares of its Class A convertible preferred stock, valued at $157,500. The total purchase price was $283,500. Each share of preferred stock issued in connection with this acquisition is convertible into one-half share of the Company's common stock at the election of the holder at any time prior to a public offering of the Company's common stock and are automatically converted at the time of such public offering. The shares of Class A preferred stock issued to the former shareholder(s) of Comstar were converted into 250,000 shares of common stock in October 1996. The excess of the purchase price over the fair value of net assets acquired ($273,250) was allocated to goodwill and assigned a useful life of 5 years. The unamortized cost of goodwill recorded in connection with the acquisition of Comstar was written off as an impairment loss in 1996 with no associated income tax benefit (see Note 5).This impairment loss is included in the loss from operations of discontinued telecommunications businesses for the year ended December 31, 1996.

In July 1995, the Company acquired all of the outstanding stock of TNI in exchange for 4,550,000 shares of the Company's Class B convertible preferred stock, valued at $2,492,000, $450,000 of 10% convertible debentures and $50,000 in cash. Holders of the convertible debentures are also entitled to receive an aggregate of 225,000 stock purchase warrants, valued and recorded at $141,750, exercisable at any time prior to a public offering of the Company's common stock for an exercise price of $1.50 per share. Each share of preferred stock issued in connection with this acquisition is convertible into .36 shares of the Company's common stock at the election of the holder at any time prior to a public offering of the Company's common stock and are automatically converted at the time of such public offering. The 10% convertible debentures issued in connection with the acquisition, plus accrued interest, are due at the time of a public offering of the Company's common stock and are convertible, at the election of the holder, into the Company's common stock at the public offering price in such public offering. The total purchase price for TNI was $3,138,195. The excess of the purchase price over the fair value of the net assets acquired was $2,943,401. The unamortized cost of goodwill recorded in connection with the TNI acquisition was written off as an impairment loss in 1995 with no associated income tax benefit (see Note 5). This impairment loss is included in the loss from operations of discontinued telecommunications businesses for the year ended December 31, 1995. As of December 31,1996, there have been no conversions of the preferred stock or notes issued in connection with the acquisition.

In October 1995, the Company acquired all of the outstanding stock of NSC in exchange for 2,000,000 shares of the Company's common stock valued at $6,916,000, cash of $1,000,000 and $250,000 in notes payable. The purchase price also included shares of the Company's common stock, valued at $2,000,000, which were to be issued to the founders and management of NSC no later than November 30, 1996. The dollar amount of the shares to be issued ($2,000,000) is shown as common stock to be issued in the accompanying consolidated financial statements. The number of additional shares to be issued was to be determined at the date of issuance based upon a formula and upon issuance valued at $2,000,000 in the aggregate. The formula to determine the number of additional shares which were to be issued is $5,000,000 minus outstanding advances made to NSC by the Company divided by the quoted market value of the Company's common stock. The $250,000 in notes payable are non-interest bearing and are due in equal monthly installments of $20,000 (see Note 7). The total purchase price for NSC was $10.5 million, including the $2,000,000 in additional shares which were to have been issued in November 1996 pursuant to the acquisition agreement. The excess of the purchase price over the fair value of the net assets acquired ($2,718,169) is being amortized over 20 years. The net assets acquired also included $12,400,000 for healthcare management decision software technology that is being amortized over 20 years. The Company wrote off the unamortized cost of goodwill and intangibles recorded in connection with the acquisition of NSC as of December 31, 1996 as an impairment loss (see Note 5).

As of December 31,1996, the Company had not issued any of the shares of common stock which were to be issued to the founders and management of NSC ("Retiring Management") pursuant to the NSC acquisition agreement. In connection with the January 1997 agreement between the Company and "Retiring Management"(see Note 17), Retiring Management waived the issuance by the Company of the $2,000,000 shares of common stock which were to have been issued in connection with the acquisition. As a result of the waiver by Retiring Management of the issuance of the $2,000,000 of additional shares of common stock which were to have been issued, the Company will remove the common stock to be issued from the Company's consolidated balance sheet and record a gain of $2,000,000 in the first quarter of 1997.

Effective March 12, 1996, the Company acquired all of the outstanding stock of Health Management Technologies, Inc. ("HMT"), whose principal business is the development, sale and maintenance of medical management computer software, for 309,837 shares of its common stock valued at $2,000,000. The total purchase price was $2,140,000, including costs of $140,000. The excess of the purchase price over the fair value of the net assets acquired ($1,373,984) is being amortized over 15 years. The net assets acquired included $1,500,000 of medical computer software, which is being amortized over 3 years.

The following unaudited pro forma summary operating results for the year ended December 31, 1996, include the results of operations of companies acquired in 1995 for the full year and the operating results of HMT (with pro forma adjustments for amortization of goodwill and intangible assets acquired) as if HMT was acquired as of January 1, 1996. The pro forma operating results for the year ended December 31, 1995 reflect the operating results of companies acquired in 1995 and, HMT acquired in 1996, with pro forma adjustments (primarily goodwill and intangible amortization) as if the acquisitions were consummated on January 1, 1995. The pro forma summary operating results also separately reflect the results of operations of discontinued telecommunications businesses. The pro forma summary is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future operating results of the combined companies.

                                             Year Ended December 31,
                                         -------------------------------
                                           1996                   1995
                                       -----------          -----------
Net revenues from continuing
  operations                         $  3,035,195          $ 2,384,874
                                      ------------          -----------
Loss from continuing operations      $(18,047,892)         $(4,085,486)
                                      ------------          -----------
Loss from operations of discontinued
  telecommunications businesses      $( 1,322,179)         $(3,794,890)
                                      ------------          -----------
Loss per share:
  Loss from continuing operations    $(      2.16)         $(     1.28)
  Loss from operations of
  discontinued telecommunications
  businesses                          (      0.16)          (     1.19)
                                      ------------          -----------
                                     $(      2.32)         $(     2.47)
                                      ============          ===========

As more fully discussed below, the Company has sold or otherwise disposed of the businesses included in the Company's telecommunications segment. The operations of those businesses are shown as operations of discontinued telecommunications businesses in the above pro forma summary.

All of the acquisitions described above have been accounted for using the purchase method of accounting. The results of operations of these acquired businesses have been included in the consolidated financial statements since their respective dates of acquisition.

In May 1996, the Company gave notice to the principals of CCI that it was canceling all of the CCI acquisition agreements and abandoning its investment in CCI. Pursuant to the terms of the acquisition and related pledge agreements, the effect of such cancellation and abandonment is that the former shareholders of CCI will receive the shares of stock in CCI acquired in 1994 by the Company in return for the shares of preferred stock and debt securities issued by the Company to the former shareholders of CCI in connection with the acquisition (See Note 14). The assets and liabilities of CCI and the debt and preferred stock issued in connection with the CCI acquisition were removed from the Company's consolidated balance sheet in May 1996 with no material effect on the Company's results of operations.

In 1997, the Company sold or otherwise disposed of substantially all of the remaining assets of its Telecommunications segment, consisting of TNI (which included the operations of Comstar and LCI) and ATI, and entered into an agreement to rescind the March 1996 acquisition of HMT (see Note
17). The disposition of TNI and ATI resulted in gains of approximately $534,000, in the aggregate. The gains from the disposition of TNI and ATI are to be recognized, as gains on the disposition of discontinued businesses, in the first and second quarters of 1997. The rescission of the HMT acquisition agreement resulted in a gain of approximately $281,000, which is to be recognized as a component of continuing operations in the second quarter of 1997.

The consolidated operating results of the Company for all years presented have been restated to segregate, as discontinued operations, the results of operations of the Company's discontinued telecommunications businesses. The assets and liabilities, as of December 31, 1996, of the telecommunications segment included in the accompanying consolidated balance sheet are summarized as follows:

      Current assets                                 $  332,856
      Total assets                                      660,094
      Current liabilities                               886,206
      Total liabilities                               1,078,026

The revenues, costs and expenses of the Company's telecommunications businesses, included in loss from operations of discontinued telecommunications businesses in the accompanying consolidated statements of operations for each of the three years in the period ended December 31, 1996, are summarized as follows:

                                            1996         1995        1994
                                         ----------  ----------    --------
Net revenues                             $2,177,858  $2,893,778    $807,669
Cost of revenues                          1,320,256   2,014,460     134,607
Selling and administrative expenses       2,304,059   1,845,775     649,036
Impairment losses                           194,901   2,758,779        --
Depreciation and amortization               291,291     311,135      72,374
Interest income                           (     971)       (627)       --
Interest expense                             38,713      20,466        --
Other expense, net                              832       4,288       2,421
Loss from operations of discontinued
    businesses, before income taxes       1,971,223   4,060,498      50,769
Income tax benefit                         (649,044)   (241,577)       --
Loss from operations of discontinued
    businesses                            1,322,179   3,818,921      50,769


NOTE 5  IMPAIRMENT LOSSES

Impairment losses included in the accompanying consolidated financial statements are as follows:
                                                   Year Ended December 31,
                                              --------------------------------
                                                 1996        1995       1994
                                              ---------  ----------   --------
Impairment losses included in loss from
continuing operations:
  Write-off of NSC intangibles and goodwill  $14,233,953  $    --      $  --
Impairment losses included in loss from
operations of discontinued businesses:
  Write-off of TNI goodwill                         --     2,758,779      --
  Write-off of investment in Comstar             194,901       --         --

At December 31, 1995, the Company recognized a charge to income of $2,758,779 to write off, with no associated income tax benefit, all of the goodwill related to its acquisition of TNI. This write-off reflects the damages caused to the business of TNI as a result of actions taken by GE Capital Communications Services Corporation ("GECCS") and New Enterprise Wholesale Services, Ltd. ("News"), which actions included, among other things, (i) the failure of GECCS/News to provision customer accounts for telecommunications products and services offered by GECCS/News and sold by TNI pursuant to a contractual agreement among TNI, GECCS and News, (ii) the cancellation of TNI customers by GECCS/News and (iii) the failure of GECCS/News to properly bill and collect revenues due to TNI. TNI is the claimant in a binding arbitration proceeding involving GE Capital Communications Services Corporation("GECCS") and New Enterprise Wholesale Services, Ltd. ("News") seeking damages arising out of a breach of contract for the purchase and resale of telecommunications services. An arbitration award in the amount of $1,250,000 in favor of TNI was entered on October 10, 1996, and was subsequently appealed by GECCS to the U.S. District Court for the Northern District of Georgia on the grounds that the arbitrators exceeded their powers by awarding TNI damages under the GECCS Agreement. On September 30, 1997, the U.S. District Court confirmed the award and a motion for summary judgment was entered on October 1, 1997. On December 24, 1997, the Company, GECCS and NEWS entered into a Confidential Settlement Agreement and Mutual Full and Final Releases (the "Settlement Agreement") regarding the arbitration award in favor of the Company. Pursuant to the Settlement Agreement, GECCS\NEWS paid $1,250,000 in full satisfaction of the arbitration award. Of that amount, the Company received approximately $750,000, which is net of legal fees. The proceeds from the Settlement Agreement were used to pay trade and other obligations, including the obligations to Mr. Telford Walker and Mr. James Gary May referred to in
Note 14. The accompanying consolidated financial statements do not give effect to the amount awarded TNI. As a result of the disposition of the Company's telecommunications businesses, the impairment loss of $2,758,779 from the write-off of TNI goodwill is included in loss from operations of discontinued telecommunications businesses in the accompanying consolidated statement of operations for the year ended December 31, 1995.

Impairment losses recognized in 1996 reflect the write-off of the Company's investment in Comstar, including goodwill recorded in connection with the acquisition, and the write-off of the unamortized cost of goodwill and intangibles recorded in connection with the Company's 1995 acquisition of NSC. The write-off of the Company's investment in Comstar is the result of the Company's decision to sell substantially all of the assets of TNI and abandon its remaining Telecommunications businesses; and, the write-off of the unamortized cost of goodwill and intangibles recorded in connection with the acquisition of NSC is the result of continued operating losses and the failure of NSC, to date, to successfully market the software technology acquired by the Company in connection with the acquisition. The write-off of the Company's investment in Comstar is included in loss from operations of discontinued telecommunications businesses for the year ended December 31, 1996; and, the write-off of the unamortized cost of goodwill and intangibles recorded in connection with the acquisition of NSC is reflected in loss from continuing operations for the year ended December 31, 1996.

NOTE 6  FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                  DECEMBER 31,
                                            ----------------------
                                               1996        1995
                                            ----------   ---------
Furniture and equipment                    $  917,869    $558,461
Equipment held under capital lease            880,163     120,188
Leasehold improvements                         14,835      14,397
                                            ----------   ---------
                                            1,812,867     693,046
Less: accumulated depreciation               (587,598)   (220,524)
                                            ----------   ---------
Net furniture and equipment                $1,225,269    $472,522
                                            ==========   =========

Depreciation expense was $330,973, $122,471 and $72,374 in 1996,  1995  and
1994 respectively.

Included in furniture and equipment, net, as of December 31, 1996 is $327,237, applicable to discontinued telecommunications businesses.

NOTE 7  NOTES AND DEBENTURES PAYABLE

Notes and debentures payable consist of the following:

                                                        DECEMBER 31,
                                                 ------------------------
                                                      1996         1995
                                                 -----------   ----------
10% Cumulative convertible debentures
   due on various dates through
   November 1997                                $  1,279,000   $     --
10% Cumulative convertible debentures
   due on November 21, 1997                          300,000         --
10% Cumulative convertible debentures
   due on November 26, 1997                          200,000         --
Promissory note in default                           200,000         --
10% Convertible debentures payable to
   former shareholders of TNI                        450,000      450,000
6% Acquisition notes payable to former
   shareholders of ATI, secured by the
   stock of ATI                                      250,000      250,000
6% Acquisition notes payable to former
   shareholders of CCI, secured by the
   stock of CCI                                         --        300,000
Notes payable to former shareholders of
   NSC in equal monthly installments of
   $20,000, non-interest bearing                     149,994      210,000
8%-10% Notes payable to stockholders due
   on various dates through December 1997            162,741      290,400
10.75% demand note payable, secured by
   certain accounts receivable                       100,000      100,000
5% Note to former shareholder of CCI, due
   on demand, secured by certain equipment            75,000       75,000
10.50% Demand note payable to an officer,
   secured by certain accounts receivable               --         50,000
Other                                                 14,023         --
                                                   ----------  ----------
                                                   3,180,758    1,725,400
Less: current portion                             (3,180,758)  (1,679,395)
                                                   ----------  ----------
                                                 $      --     $   46,005
                                                   ==========  ==========

During 1996, the Company privately placed, in reliance upon exemptions under Regulation D of the Securities Act of 1933, a series of one-year 10% cumulative convertible debentures ($1,279,000 in the aggregate). These debentures are convertible into shares of the Company's common stock on various dates through November 1997 or at any time thereafter and may be converted earlier if the Company has an effective registration statement under the Securities Act of 1933 covering the sale of the shares of common stock issuable upon conversion of the debentures. As of February 16, 1998, the Company has not filed a registration statement covering the shares of common stock issuable upon conversion of the debentures. The number of shares of common stock issuable upon conversion of these debentures, in either case, is generally to be determined by dividing the principal amount of the debentures, plus accrued and unpaid interest, by the lesser of (a) the fixed conversion prices set forth in the debentures, which range from $1.50 to $5.00 per share, or (b) a conversion price equal to 50% of the average closing bid and ask prices of the Company's common stock at the close of trading on the next day following the conversion date as set forth in the respective debenture.

On November 21, 1996 and November 26, 1996, the Company privately placed, in reliance upon exemptions under Regulation S of the Securities Act of 1933, $300,000 and $200,000, respectively, of 10% one-year cumulative convertible debentures. These debentures are convertible into shares of the Company's common stock at any time after 45 days from the date of their issuance and prior to their scheduled one-year maturity dates. The conversion price of these debentures, plus accrued and unpaid interest, is equal to the lesser of (a) 70% of the average closing bid price of the Company's common stock for the five days preceding the conversion date or
(b)80% of the average closing bid price of the Company's common stock for the five days prior to issuance of the debentures. In connection with the issuance of these debentures, the Company incurred placement fees and other costs of approximately $50,000 and received net proceeds of approximately $450,000. As of the date hereof, the Company has converted $330,000 of these debentures into 93,301 shares of the Company's common stock and has outstanding unconverted debentures totaling $170,000.

On or about August 14, 1996, the Company issued a promissory note to a shareholder in the amount of $200,000. The promissory note was to be repaid 45 days from the date of its issuance and is currently in default. The Company has entered into a settlement agreement, which requires the Company to pay $238,220 in satisfaction of the note no later than on March 31, 1998, which amount is secured by a lien and encumbrance on the proceeds of the award in arbitration between and among TNI, GECCS and NEWS.

The 10% convertible debentures payable to the former shareholders of TNI, plus accrued and unpaid interest, are due at the time of a public offering of the Company's common stock and the filing of a registration statement. These debentures are convertible at a conversion price equal to the public offering price in such registration statement at the election of the holder.

The 6% acquisition notes payable to the former shareholders of ATI were originally due within 90 days of the date of acquisition of ATI. These notes were subsequently modified to delay their due date to the date of a public offering of the Company's common stock or upon placement of a bridge financing facility to refinance the debt. These notes were also extended from time to time. In consideration of these extensions, the Company issued 140,000 shares of its Class B preferred stock and 166,668 stock purchase warrants exercisable at $1.50 per share to the note holders. The acquisition notes payable and the stock purchase warrants issued to the former shareholders of ATI are to be returned to the Company in connection with the May 1997 rescission of the ATI acquisition agreement(see Note 17).

The notes payable and debentures associated with the acquisitions of subsidiaries, described above, are collateralized by the stock of the respective subsidiaries.

The notes payable to the former shareholders of NSC, due in equal monthly installments of $20,000, are currently in default. The Company has not made any payments on these notes since April 1996. The holders of these notes have not initiated collection efforts for the amounts due to them under the notes. The Company is currently accruing interest on these notes at 18% per annum, the default rate of interest as called for by the notes.

As of December 31, 1996, the Company has $162,741 of 8-10% notes payable to stockholders due on various dates through December 1997. These notes are generally due one year after the date of issuance and provide the holder with the right to convert the principal amount of the note, plus accrued and unpaid interest, into shares of the Company's common stock at predetermined conversion prices at any time prior to maturity. Of the notes outstanding at December 31,1996, $158,000, plus accrued interest, were converted in February 1997, into shares of the Company's common stock at a negotiated conversion price of $1.00 per share.

The 10.75% demand note payable in the amount of $100,000 outstanding at December 31, 1996 and 1995 is currently in default. See Note 14.

The 5% note payable to a former shareholder of CCI in the amount of $75,000 at December 31, 1996 and 1995 is currently due in full. The obligations, if any, of the Company under this note were relieved, in full, as a result of the rescission in May 1997 of the ATI acquisition (see Note 17).

The $300,000 of 6% acquisition notes payable to the former shareholders of CCI outstanding as of December 31, 1995 were eliminated in May 1996 as a result of the Company's decision to cancel all related acquisition agreements and abandon its investment in CCI. Pursuant to the terms of the acquisition and related pledge agreements, the effect of such abandonment is that the former shareholders of CCI will receive the shares of stock in CCI acquired in 1994 by the Company in return for the shares of preferred stock and notes issued by the Company to the former shareholders of CCI in connection with the acquisition (See Note 14).

As of December 31, 1996, all of the Company's notes and debentures outstanding are classified as current in the accompanying balance sheet.


NOTE 8  BORROWINGS UNDER LINES OF CREDIT

The Company, through two of its subsidiaries, has lines of credit which were fully utilized at December 31, 1996 and 1995.


NOTE 9  FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of the estimated fair value of financial instruments. It is not practicable to estimate the fair value of the Company's debt instruments because most of the debt instruments that have been issued by the Company are unique due to their terms being negotiated as a part of the acquisition of companies or in connection with private placements of its debt securities and, in many cases, comparable instruments do not exist. The carrying amount of the Company's other financial instruments, cash and cash equivalents and accounts receivable, are a reasonable estimate of their fair value.


NOTE 10  INCOME TAXES

Income tax benefits recorded in 1996 and 1995 consist of deferred income taxes. No provisions for taxes currently payable were made in 1996, 1995 or 1994 due to operating losses in each of those years for income tax purposes. Income tax benefits applicable to continuing operations differ from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes as a result of the following:

                                            YEAR ENDED DECEMBER 31,
                                    ------------------------------------------
                                        1996            1995           1994
                                    ------------    ------------   -----------
Amount computed at statutory rate   $(6,966,137)    $(  681,438)   $  (26,599)
Increase (reduction) in taxes
resulting from:
State income taxes                     (819,546)      (  80,169)       (3,129)
Nondeductible goodwill amortization      80,158           9,490           --
Impairment losses                       971,769             --            --
Change in valuation allowance         4,011,702         732,893        29,728
Other                                   167,904           4,100           --
                                    ------------    ------------    ----------
                                    $(2,554,150)    $  ( 15,124)    $     --
                                    ============    ============    ==========


Income tax benefits allocated to operations of discontinued telecommunications businesses were $649,044 and $241,577 in 1996 and 1995, respectively. The difference between income tax benefits applicable to discontinued operations, computed by applying the U.S. federal income tax rate of 34 percent to loss from discontinued operations before income taxes, is due primarily to amortization of goodwill, impairment losses and adjustments to the valuation allowance recorded as a reduction of goodwill in conjunction with the acquisition of NSC.

At December 31, 1994, the Company recorded a valuation allowance of $49,021 which was equal to the net deferred tax assets of the Company as of that date. In the first ten months of 1995, the Company recorded additional net deferred tax assets of approximately $930,000 with an addition to the valuation allowance in the same amount. As part of the acquisition of NSC, the Company recorded approximately $3.8 million of deferred tax liabilities. Because the deferred tax liabilities after the NSC acquisition exceeded the previously recorded gross deferred tax assets, the Company reversed the valuation allowance (approximately $980,000 as of October 31, 1995, approximately $248,000 of which is applicable to operations of discontinued businesses). Because this occurred as part of a business combination rather than through operations, the adjustment was recorded as a reduction in goodwill associated with the NSC acquisition rather than as an adjustment to operations.

The Company has temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts of such assets and liabilities as measured by enacted tax laws. The Company also has net operating loss carry forwards available to reduce future taxable income. The significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                             1996         1995
                                         ----------   ----------
Deferred tax assets:
Net operating loss carryforwards         $3,999,122   $1,402,574
Allowance for doubtful accounts              10,668      193,728
Equipment inventory valuation reserves         --         55,395
Accrued compensation                        777,922      953,714
                                         ----------   ----------

Total deferred tax assets                 4,787,712    2,605,411
Less-valuation allowance                 (4,011,705)        --
                                         ----------   ----------
Net deferred tax assets                     776,007    2,605,411
                                         ----------   ----------
Deferred tax liabilities:
Intangible assets                           371,029    4,672,733
Deferred compensation                       389,401      596,050
Other                                        15,577        --
                                         ----------   ----------
Total deferred tax liabilities              776,007    5,268,783
                                         ----------   ----------
Net deferred income taxes                $    --      $2,663,372
                                         ==========   ==========

At December 31, 1996, the consolidated group of companies had unused net operating loss carryforwards of approximately $10.5 million, expiring on various dates through 2010. Of this amount approximately $9.3 million is not restricted as to use. The balance of the carryforwards amounting to approximately $1.2 million is restricted to offsetting future taxable income, if any, of the respective companies which generated the carryforwards and may be further limited as to utilization in any one year by existing tax laws.

Prior to the acquisitions by the Company of ATI, CCI and HMT (See Note 4), those companies were taxed under Subchapter S of the Internal Revenue Code and consequently, were not subject to Federal income tax.

NOTE 11 - STOCKHOLDERS' EQUITY

CLASS A PREFERRED STOCK

The Company's Class A preferred stock is non-voting, has a stated value and liquidation preference of $1.00 per share, is convertible into one-half share of the Company's common stock at the election of the holder at any time prior to a public offering of the Company's common stock and automatically converts into common stock at the time of such public offering.

CLASS B PREFERRED STOCK

The Company's Class B preferred stock is non-voting, has a stated value and liquidation preference of $1.00 per share, is convertible into shares of the Company's common stock (with such number of shares to be determined as of the date of issuance, based on the stated value divided by the 10-day average closing bid price of the Company's common stock) at the election of the holder at any time prior to a public offering of the Company's common stock and automatically converts into common stock at the time of such public offering.

STOCK PURCHASE OPTIONS AND WARRANTS

The Company has issued common stock purchase warrants in conjunction with the sale and issuance of common stock, preferred stock and convertible debentures. Stock options issued to certain officers and directors are exercisable at any time for two years from the date of grant. The exercise prices of warrants issued were determined based upon prices related to the issuance of the Company's other securities. Such warrants are generally exercisable at any time within two years from the date of issuance and entitle the holder to receive one share of common stock for each warrant. Options outstanding at December 31, 1996 total 1,000,000 and are exercisable at $6.00 per share. Such options were issued in March 1996 and expire in March 1998. The exercise price of options is equal to the estimated fair market value of the Company's common stock at the date of grant.

Options and warrants outstanding are summarized as follows:

                                                    Exercise       Weighted
                                                   Price Range      Average
                                           Shares     per Share    Exercise
Price
                                        ---------  -----------   ----------
----
Warrants outstanding
   at December 31, 1994                    ---          ---           ---
Issued during the year                  1,680,936  $1.50-$8.00       $2.73
                                        ---------
Warrants outstanding
   at December 31, 1995                 1,680,936  $1.50-$8.00       $2.73
Warrants issued during the year         1,822,098  $1.50-$10.00      $4.00
Options issued during the year          1,000,000  $6.00             $6.00
                                        ---------
Warrants and options
   outstanding at December 31, 1996     4,503,700  $1.50-$10.00      $3.78
                                        =========

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In 1996, the Company issued options to management personnel to acquire 1,000,000 shares of the Company's common stock at an exercise price of $6.00 per share. Such options are exercisable, in full or in part, at any time over the two-year period following the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.66%; no dividend yield; a volatility factor of the expected market price of the Company's common stock of 40.77%; and a weighted-average expected life of two years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of the pro forma disclosure, the estimated fair value of the options and warrants granted in 1996 have been expensed. The Company's 1996 pro forma loss and loss per share data after giving effect to the charge to income as if the Company accounted for stock options under the provisions of Statement No. 123 are summarized as follows:

     Loss from continuing operations                  $19,614,489
                                                       ----------
     Loss from operations of discontinued
      telecommunications businesses                   $ 1,322,179
                                                       ----------
     Loss per share:
      Loss from continuing operations                 $      2.35
      Loss from operations of discontinued
       telecommunications businesses                         0.16
                                                       ----------
      Net loss                                        $      2.51
                                                       ==========

NOTE 12  LEASES

The Company leases certain equipment under capital leases expiring on various dates through 2001. The amortization of assets under capital leases is included in depreciation expense. Minimum future lease payments for assets under capital leases as of December 31, 1996 are as follows:

          1997                                               $ 360,409
          1998                                                 357,446
          1999                                                 138,389
          2000                                                  41,293
          2001                                                   8,801
                                                             ---------
          Total minimum lease payments                         906,338
          Less: future amount representing interest           (205,207)
                                                             ----------
          Present value of future minimum lease payments       701,131
          Less: current portion                               (242,477)
                                                             ----------
                                                             $ 458,654
                                                             ==========

The Company also leases office space and equipment under operating leases expiring on various dates through 2001. Total minimum future rental payment sunder non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1996 are as follows:

          1997                                               $  280,700
          1998                                                  170,353
          1999                                                  120,842
          2000                                                   57,226
          2001                                                    -0-
                                                             ----------
          Total minimum future rental payments               $  629,121
                                                             ==========

Rental expense under all operating leases was $359,474, $94,961, and $22,000 in 1996, 1995, and 1994, respectively.

NOTE 13 - EMPLOYMENT AGREEMENTS

Employment agreements with certain key employees provide for, among other things, the payment of compensation over 5 years from the date of employment regardless of whether or not the employee remains in the employ of the Company. The present value of future obligations under such agreements was $1,020,913 at December 31, 1996. The Company also has deferred compensation assets related to these agreements. Deferred compensation has been reported on the basis that the related employee(s) continue to provide meaningful service to the Company. In the event the employee(s) cease to provide such service, deferred compensation is reduced accordingly. Following is a summary of amounts included in the accompanying consolidated balance sheets for such agreements as of December 31, 1996 and 1995:

                                                    1996           1995
                                                  ---------     ----------
Deferred compensation assets included in:
   Other current assets                           $ 355,415     $  406,675
Deferred compensation (non-current)                 647,355      1,168,405
                                                  ---------     ----------
                                                 $1,002,770     $1,575,080
                                                  =========     ==========

Deferred compensation liabilities included in:
Accrued compensation and employee benefits      $   344,652     $  458,948
Deferred compensation (non-current)                 676,261      1,150,827
                                                  ---------     ----------
                                                 $1,020,913     $1,609,775
                                                  =========     ==========

Effective in May 1994, the Company entered into a letter agreement to employ its then current Chief Executive Officer. In connection with that letter agreement, the Company reserved 500,000 shares of its common stock, valued at $15,000, and 1,375,000 shares of its Class A preferred stock, valued at $20,625, to be issued as additional compensation upon satisfaction of certain conditions as set forth in the letter agreement.
Such conditions were met during 1995 and the shares of common stock and Class A preferred stock previously reserved for issuance were issued. In connection with the issuance of such shares, the Company recorded deferred compensation of $35,625 which is being amortized over the life of the related employment agreement(5 years).

Subsequent to December 31, 1996, certain key employees subject to the above described employee agreements resigned resulting in charges to income, in the aggregate, of approximately $644,000 in the first and second quarters of 1997.


NOTE 14  COMMITMENTS AND CONTINGENCIES

As of December 31, 1996, the Company was committed to provide financing, totaling approximately $1.5 million, to certain of its subsidiary companies. As a result of the disposition HMT in June 1997 and the passage of time, the Company is not committed, by agreement, to provide any additional financing to subsidiary companies.

One of the Company's subsidiaries ("TNI") is the claimant in a binding arbitration proceeding involving GE Capital Communications Services Corporation ("GECCS") and New Enterprise Wholesale Services, Ltd. ("News") seeking damages arising out of a breach of contract for the purchase and resale of telecommunications services. An arbitration award in the amount of $1,250,000 was entered in favor of TNI on October 10, 1996. The award was appealed by GECCS to the U.S. District Court for the Northern District of Georgia on the grounds that the arbitrators exceeded their powers by awarding TNI damages under the GECCS Agreement. On September 30, 1997, the U.S. District Court confirmed the award and a motion for summary judgment was entered on October 1, 1997. On December 24, 1997, the Company, GECCS and NEWS entered into a Confidential Settlement Agreement and Mutual Full and Final Releases (the "Settlement Agreement") regarding the arbitration award in favor of the Company. Pursuant to the Settlement Agreement, GECCS\NEWS paid $1,250,000 in full satisfaction of the arbitration award. Of that amount, the Company received approximately $750,000, which is net of legal fees. The proceeds from the Settlement Agreement were used to pay trade and other obligations, including the obligations to Mr. Telford Walker and Mr. James Gary May referred to below. The accompanying consolidated financial statements do not give effect to the award. (See
Note 17 - Events Subsequent to December 31, 1996).

The Company is subject to various other legal and administrative proceedings. These proceedings include (i) a consent order executed between the Company and the State of Michigan requiring the Company to use its best efforts to satisfy the prerequisites of the Securities and Exchange Commission and the Michigan Securities Bureau for registering the common stock sold by the Company to purchasers of its securities in the State of Michigan, for resale by them in the public market, (ii) an action, in arbitration, by the former shareholders of CCI to enforce promissory notes in the principal amount of $300,000 issued by the Company in connection with the acquisition of CCI and canceled by the Company in May 1996 in connection with the Company's decision to cancel all of the acquisition related documents, (iii) actions on the part of certain creditors to enforce the terms of certain promissory notes (see Note 7), (iv) actions brought against the Company by certain former employees and persons formerly under contract with the Company for payments allegedly due them,
(v) an action by a shareholder seeking the rescission of the sale by the Company of its common stock to the shareholder and (vi) an action by a purchaser ("Timboon") of the Company's convertible debentures issued in reliance upon exemptions under Regulation S of the Securities Act of seeking performance of the terms of the related offering and subscription agreements. These legal and administrative actions are more fully described below.

The consent order executed by the Company and the State of Michigan in December 1996, requires the Company to use its best efforts to satisfy the prerequisites of the Security and Exchange Commission and the Michigan
Securities Bureau for registering the common stock sold to Michigan purchasers of its common stock for resale by them in the public market. This action is the result of the sale by the Company of its securities in the State of Michigan without an exemption from registration under the Michigan Uniform Securities Act. In the event the Company is unable to effect a registration statement or such purchasers are unable to resell their shares pursuant to such registration statement at a higher price than their cost, then the Company is required to use its best efforts, no later than in December 1997, to satisfy the prerequisites of the Securities and Exchange Commission and the State of Michigan for making a rescission offer to all such purchasers. Also, pursuant to the consent order, the Company must cease the unregistered sale of securities in Michigan, has been censured and has paid costs to the state of $2,500. Upon satisfaction of the consent order, all sanctions are terminated. As of December 31, 1996, the Company estimates its maximum potential exposure as a result of any rescission offer which may be required to be made in the State of Michigan to be approximately $778,000, including interest of approximately $69,000. The number of shares the Company believes may be subject to a rescission offer in the State of Michigan, if such an offer were to be made, is approximately 219,000 shares; and, the weighted average purchase price of such shares is approximately $3.25 per share. It is unlikely the Company will be able to satisfy the requirements of the consent order within the time required by the consent order, if at all. Due to the "best efforts" nature of the Company's compliance obligation, the Company believes that its performance of the terms of the consent is deferred until such time it is able to both financially and functionally comply.

In May 1996, the Company informed the principals of Coast Communications, Inc. ("CCI") that the Company was canceling the acquisition of CCI and terminating all of the related acquisition documents. The principals of CCI filed suit to enforce promissory notes in the aggregate principal amount of $300,000, which were issued by the Company in connection with the CCI acquisition (see Note 7) and the issuance of 200,000 shares of the Company's Class A preferred stock they allege are due them under the acquisition agreement. The notes and associated documentation call for a return of CCI shares in the event of non-payment of secured notes issued in consideration for the acquisition agreement. This matter has been referred by court order to mandatory arbitration in the State of Florida. On May 21, 1997, the principals of CCI filed a demand for arbitration with the American Arbitration Association. Arbitration of this matter has been set for February 1998. The Company believes this action to be without merit and intends to vigorously defend it. However, it is not possible to predict the likely outcome of this matter or the financial statement effect, if any, in the event of an unfavorable outcome.

On January 21, 1997, Mr. Telford Walker, as Plaintiff, filed an action in the Superior Court in the State of California in and for the County of Orange (Case No. 774312) against the Company, Mr. Stephen E. Williams and Mr. Edwin B. Salmon, as Defendants. This action arises from the default by the Company under a $200,000 loan agreement between the Company and Mr. Walker. This action is subject to a settlement agreement (the "Settlement Agreement") which requires the Company to pay Mr. Walker $238,220 no later than on March 31, 1998, which amount is secured by a lien and encumbrance on the proceeds of the award in arbitration between and among TNI, GECCS and NEWS. Upon payment of the settlement amount, Mr. Walker is to return 15,000 shares of the Company's common stock issued by the Company in connection with the loan agreement. The Company has accrued the settlement liability in the accompanying consolidated financial statements. This obligation was paid on December 31, 1997 from the proceeds of the arbitration award.

On January 10, 1997, Mr. James Gary May, as Plaintiff, filed an action in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida (Case No. GC-G-97-80-Section 07) against the Company and NSC, as Defendants. This action arises out of a loan agreement entered into between NSC and Mr. May (see Note 7). The principal amount of the loan agreement is $100,000 and is in default. This action was settled by the payment of approximately $116,000 to Mr. May on December 31, 1997 with no material effect on the results of operations of the Company.

On April 15, 1997, Mr. Ken Lame, as Plaintiff, filed an action in the United States District Court, District Court of Utah, Central Division (Case No. 2:97CV0292W) against the Company and NSC, as Defendants. This action arises from a consulting agreement between Mr. Lame and the Company. The action seeks approximately $250,000, plus interest for payments Mr. Lame alleges are due under the consulting agreement. The Company has accrued all amounts it believes are due under the consulting agreement. The resolution of this matter is not expected to result in liabilities materially in excess of those that have already been accrued by the Company under the consulting agreement.

On May 21, 1997, Mr. Jeff Good, as Plaintiff, filed an action in the United States District Court, Southern District of Iowa, Davenport Division (Case No. 3-97-CV-80085) against the Company for amounts Mr. Good alleges are due under an employment agreement between Mr. Good and one of the Company's subsidiaries (which subsidiary is no longer conducting business). This action seeks compensation and benefits under the employment agreement in excess of $200,000. The Company believes this action to be without merit and intends to vigorously defend it. However, it is not possible to predict the likely outcome of this matter.

Mr. John Looney, a former principal and executive officer of NSC, filed an action with the Texas Employment Commission (Claim No. 97-004016-1) against SCI and NSC for unpaid salary, bonuses and benefits. This action was decided in favor of Mr. Looney in the amount of approximately $71,000 in October 1997, which amount has been provided for in the accompanying consolidated financial statements. This decision has been appealed by the Company.

On  May  1,  1997,  Mr. John Jassy, as Plaintiff, filed an  action  in  the
Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Fl., Civil Division (Case No. 97-3103-CI-20) against the Company, Mr.
Stephen E. Williams and Mr. Edwin B. Salmon, Jr., as Defendants. This action alleges that numerous misrepresentations and deceptive statements were made to Mr. Jassy and certain family members of Mr. Jassy to induce them to purchase the Company's securities. The action seeks rescission of those security purchases, payment of compensation Mr. Jassy alleges is due to him from his employ by the Company as an executive officer and repayment of a loan made to Mr. Williams by Mr. Jassy. This action seeks approximately $500,000, plus interest and attorney's fees. Included in the amounts claimed by plaintiff, are approximately $450,000, including interest, to repurchase approximately 100,000 shares of the Company's common stock purchased by plaintiff and his family members, approximately $60,000, plus interest, Mr. Jassy alleges is payable to him in unpaid salary and benefits and $2,500, plus interest, Mr. Jassy claims is owed to him by Mr. Williams, a former President and Chief Executive Officer of the Company. The Company believes this action to be without merit and intends to vigorously defend it. In the event of an unfavorable outcome, it is unlikely that the Company would be able to repurchase the shares of common stock or pay other amounts subject to the action.

On June 6, 1997, Timboon, LTD ("Timboon"), as Plaintiff, filed an action in the United District Court, Southern District of New York (Case No. 97 Civ. 4464 (JSR), against the Company, as Defendant, seeking the delivery of 163,438 shares of the Company's common stock to Plaintiff as a result of the conversion of $150,000 of the Company's 4% Convertible Debentures, issued to Timboon in February 1997 in reliance upon exemptions under Regulation S of the Securities Act of 1933, and the payment of $970,000 (the principal amount of the Company's $4% Convertible Debentures that have not been converted by Timboon) to Timboon, plus damages. The Company has filed a counterclaim against Timboon alleging that Timboon breached the representations and covenants it made in the Off-Shore Securities Subscription Agreement. These representations and covenants related to, among other things, Timboon's investment intent in acquiring the Company's securities and its possible "shorting" of the Company's common stock in contemplation of conversion. In addition, the Company alleges that Timboon participated in manipulative market activity with the intent to artificially depress the market price of the Company's common stock. The Company seeks nullification of the Off-Shore Securities Subscription Agreement, a declaration that it is not obligated to convert any of the securities submitted by Timboon and damages for the injuries caused by Timboon. The Company is unable to predict the likely outcome of this matter and does not expect to incur liabilities materially in excess of those included in the Company's consolidated financial statements. But, the Company may be required to issue shares of its common stock in satisfaction of its obligations to Timboon at per share prices significantly below those contemplated at the time of the Off-Shore Securities Subscription Agreement.

In October 1997, Boston Financial Corporation took possession of certain computer equipment leased by NSC from Boston Financial Corporation as a result of the default by NSC of payments due under the lease. On December 11, 1997, Boston Financial Corporation filed an amended suit against NSC and , as guarantors of the lease agreement, the Company, ATI and TNI. This action seeks approximately $550,000 in lease payments and other charges due under the lease agreement. It is not possible to predict the likely outcome of this matter. The Company is currently in negotiations with Boston Financial Corporation to settle this dispute. Further, the Company may have several counterclaims against Boston Financial Corporation should the Company and Boston Financial Corporation fail to settle the dispute.

The Company is also involved in numerous other legal and administrative actions incurred in the ordinary course of business, none of which are expected to have a material impact on the Company's results of operations.

NOTE 15  SEGMENT INFORMATION

The  Company's  operations  are  classified  into  two  industry  segments:
healthcare   management   and  cost  containment  products   and   services
("Healthcare"); and telecommunications products and services, including pay-per-view related services ("Telecommunications"). In 1996 and 1997, the
Company   disposed   of   substantially  all   of   the   assets   of   its
telecommunications  businesses.  Consequently,  the   operations   of   the
Company's telecommunications businesses are classified as discontinued operations in the accompanying consolidated statements of operations for all years presented. Following is a summary of segmented information. Such segmented information sets forth selected income statement and balance sheet data for each of the three years in the period ended December 31, 1996, including the results of operations and balance sheet data of discontinued operations, and the separate operating results and balance sheet data of discontinued operations.

Segmented information, including the results of operations and balance data of discontinued operations, is summarized as follows:

                                              YEAR ENDED DECEMBER 31,
                                       --------------------------------------
                                            1996           1995       1994
                                       ------------    -----------  ---------
Net revenues from unaffiliated customers:
   Healthcare                          $  2,832,123    $   91,106   $    --
   Telecommunications                     2,177,858     2,893,778     807,669
                                        -----------    ----------    --------
                                          5,009,981     2,984,884     807,669
                                        -----------    ----------    --------
Income (loss) from operations:
   Healthcare                           (17,104,177)   (  363,857)       --
   Telecommunications                   ( 1,932,649)   (4,036,371)   ( 48,348)
   Corporate expenses                    (2,906,779)   (1,580,504)   ( 78,233)
                                        -----------    ----------    --------
                                        (21,943,605)   (5,980,732)   (126,581)

Interest income                               9,154         4,404        --
Interest expense                           (420,688)      (84,110)     (2,421)
Other expense                              (104,723)       (4,288)       --
                                        -----------    ----------    --------
Loss before income taxes               $ 22,459,862)  $(6,064,726)  $(129,002)
                                        ------------   ----------    --------
Depreciation and amortization expense:
Healthcare                             $  1,421,925   $   129,644   $    --
Telecommunications                          291,291       311,135      72,374
Corporate                                    37,511        18,548        --
                                        -----------    ----------    --------
                                       $  1,750,727   $   459,327   $  72,374
                                        -----------    ----------    --------
Capital Expenditures:
Healthcare                             $  1,062,612   $    41,999   $    --
Telecommunications                           12,561       208,503     253,394
Corporate                                    44,648        86,779        --
                                        -----------    ----------    --------
                                       $  1,119,821   $   337,281   $ 253,394
                                        ===========    ==========   =========

                                                      DECEMBER 31,
                                      ----------------------------------------
                                          1996            1995         1994
                                      ------------     -----------  ----------
Identifiable Assets:
     Healthcare                        $ 3,698,484     $15,629,280   $    --
     Telecommunications                    660,094       2,596,619     704,397
     Corporate                           1,488,722       3,319,755      75,825
                                      ------------     -----------  ----------
                                       $ 5,847,300    $ 21,545,654   $ 780,222
                                      ============     ===========  ==========

Included in the above segmented information are the results of operations and selected balance sheet data of discontinued operations as follows:

                                               YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                          1996            1995         1994
                                       ------------    -----------  ----------

Net revenues from discontinued
   telecommunications businesses       $  2,177,858    $ 2,893,778   $ 807,669
                                       ------------    -----------  ----------
Loss from operations of discontinued
  telecommunications businesses, before
  income taxes, interest and other       (1,932,649)    (4,036,371)    (48,348)

Interest income                                 971            627        --
Interest expense                           ( 38,713)       (20,466)     (2,421)
Other expense                              (    832)       ( 4,288)       --
                                        -----------    -----------   ---------
Loss from operations of discontinued
   businesses, before income taxes      ( 1,971,223)    (4,060,498)   ( 50,769)
                                        -----------    -----------   ----------

Depreciation and amortization expense       291,291        311,135      72,374
                                        -----------    -----------   ---------

Capital Expenditures                    $    12,561    $   208,503   $ 253,394
                                        -----------    -----------   ---------


Identifiable Assets                     $   660,094    $ 2,596,619   $ 704,397
                                        ===========    ===========   =========

The Company has no inter-segment revenues.

In 1996, the Company had one customer that accounted for 26.6% of the Company's revenues. For each of the two years in the period ended December 31, 1995, the Company had no customers that accounted for more than 10% of the Company's net revenues.

NOTE 16  STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION


                                               YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                           1996            1995         1994
                                        ----------     -----------   ---------
Non-cash transactions:
    Equipment capital leases            $  703,215     $   112,308   $   7,880
                                        ==========      ==========   =========
   Common stock issued for
       compensation                     $  260,193     $   451,773   $    --
                                        ==========      =========   =========
   Stock and warrants issued in
      consideration for extension of
       related party indebtedness       $     --       $   341,600   $    --
                                        ==========      ==========   =========
    Employment agreements               $     --       $ 1,609,775   $    --
                                        ==========      ==========   =========
   Notes payable issued in
      connection with
      business acquisitions             $     --       $   700,000   $    --
                                        ==========      ==========   =========
Issuance of Stock for debt              $  264,150     $      --     $    --
                                        ==========      ==========   =========
Cash paid during the period for:
    Interest                            $     --       $    23,055   $   2,421
                                        ==========      ==========   =========
    Income taxes                        $     --       $      --     $   --
                                        ==========      ==========   =========


NOTE 17 EVENTS SUBSEQUENT TO DECEMBER 31, 1996

In January 1997, the founders and management of NSC (the "Retiring Management")resigned in a negotiated agreement between the Company and Retiring Management. The material features of the agreement include (i) the waiver by Retiring Management of (a) all accrued and unpaid bonuses ($695,214) and (b) $2,000,000 of the Company's common stock which was to be issued to Retiring Management pursuant to the NSC acquisition agreement and
(ii) an undertaking by the Company to negotiate a license agreement with Retiring Management for the exclusive use of NSC's software and technology to service state governments west of the Mississippi River(excluding Utah), Mexico and Central and South America, subject to minimum performance standards, in consideration for a royalty fee of one-half of one percent of all revenues derived by Retiring Management from such license agreement. The license agreement is to provide for (i) the sharing on a 50-50 basis, of the net profits (to be defined) earned by NSC from the States of New York and New Jersey and by Retiring Management from Mexico and (ii) a requirement that Retiring Management use NSC, for a reasonable fee, as its sole supplier of data processing services to process work derived from the license agreement for a period of two years.

In January 1997 and May 1997, the Company disposed of substantially all of the remaining assets of its Telecommunications segment. In January 1997, the Company sold, in two separate transactions (i) TNI's long-distance customer base and existing customer receivables for $76,000 in cash and
(ii) TNI's utility audit division customer base, agreements and work-in-process for $25,000 in cash and a $500,000 convertible debenture issued by the acquiring company; and, in May 1997, the Company and ATI entered into an agreement to rescind the August 1994 acquisition of ATI by the Company. The accompanying consolidated financial statements include adjustments to reduce the carrying amount of the TNI assets sold to their net realizable value. No value was assigned to the $500,000 convertible debenture received from the sale of TNI's utility audit division. By its terms, the convertible debenture is due on January 31, 1999 and bears interest at 8% per annum beginning on April 2, 1997 and through the date of conversion. Such conversion is at the average bid and ask prices of the acquiring company's common stock on the effective date of a registration statement covering the shares issuable upon conversion of the convertible debenture. The ATI rescission agreement provides for the return of all of the ATI stock acquired by the Company to the former ATI shareholders in exchange for 684,410 shares of the Company's common stock, the 6% acquisition notes payable to the former shareholders of ATI (see Note 7) and warrants to purchase 168,668 shares of the Company's common stock. In connection with the rescission of the ATI acquisition, ATI issued a promissory note to the Company in the amount of $180,000, payable upon the default by ATI of payments due under lease agreements guaranteed by the Company. Payments due the Company under the promissory note are to be equal to the amount, if any, the Company may be required to pay under the lease guaranty agreement(s) entered into between the Company and ATI's equipment lessor(s).

On February 24, 1997, the Company issued $1,120,000 of 4% convertible debentures due October 1, 1998 in reliance upon exemptions under Regulation S of the Securities Act of 1993. These debentures are convertible at any time after 45 days from the date of their issuance until maturity into the Company's common stock at a conversion price equal to the lessor of (a) 80% of the average closing bid price of the Company's common stock for the 5 days preceding the issuance of the debentures or (b) 70% of the average closing bid price of the Company's common stock for the 5 days preceding the conversion date. The Company incurred costs in connection with this financing of $120,000 and received net proceeds of $1,000,000. Conversion of these debentures is subject to a legal proceeding between the Company and the purchaser of the debentures (see Note 14).

In June 1997, the Company entered into an agreement with the former shareholders of HMT to rescind the Company's March 1996 acquisition of HMT. The HMT rescission agreement provides for the return of all of the HMT stock acquired by the Company to the former shareholders of HMT in exchange for $450,000 in cash (in payment of inter-company loans to HMT from the Company) and the 309,837 shares of the Company's common stock issued in connection with the acquisition. In connection with the rescission agreement, the Company and HMT entered into a separate Cooperative
Marketing and Option Agreement. The Cooperative Marketing and Option Agreement provides both the Company and HMT the non-exclusive right, for a five (5) year period, to market each other's products, on a fee basis, and granted the Company a non-transferable option, exercisable at any time for eighteen months after the date of grant (June 9, 1997), to acquire approximately 10% of HMT, adjusted for stock splits, stock dividends, reclassifications, reorganizations, consolidations or mergers, for approximately $45,000 in cash. The HMT rescission agreement also had the effect of relieving the Company of its obligation to provide financing to HMT under the terms of the acquisition agreement.

On November 14, 1997, the Company and the stockholders of HMG Health Care Claims Auditing, Inc.("HMG") entered into an agreement to exchange stock ( the "Agreement to Exchange Stock"). Pursuant to the Agreement to Exchange Stock, the Company is to acquire all of the outstanding stock of HMG in exchange for shares of the Company's common stock ( the "HMG Acquisition
Shares). The number of HMG Acquisition Shares is to be determined at closing and are to be equal to 30% of the then outstanding common stock of the Company after giving effect to the issuance of the HMG Acuisition Shares. The acquisition of HMG is subject to, among other things, the Company obtaining debt financing to refinance the existing indebtedness of HMG ($850,000) and pay other costs and expenses related to the acquisition. The Agreement to Exchange Stock contemplates a December 31, 1997 closing but, it is unlikely that that all conditions contemplated in the Agreement to Exchange Stock will be met by December 31, 1997.

On December 24, 1997, the Company, GECCS and NEWS entered into a Confidential Settlement Agreement and Mutual Full and Final Releases (the "Settlement Agreement") regarding the arbitration award in favor of the Company (see Note 14). Pursuant to the Settlement Agreement, GECCS\NEWS paid $1,250,000 in full satisfaction of the arbitration award. Of that amount, the Company received approximately $750,000, which is net of legal fees. The proceeds from the Settlement Agreement were used to pay trade and other obligations, including the obligations to Mr. Telford Walker and Mr. James Gary May referred to in Note 14.


NOTE 18 - Valuation and Qualifying Accounts

Valuation and qualifying accounts (which are deducted from the assets to which they apply) consist of an allowance for doubtful accounts ($ 28,074 and $510,000 at December 31, 1996 and 1995, respectively) and a reserve for obsolete equipment inventories at December 31, 1995 of $145,776. This reserve was provided in 1995 and was eliminated from the Company's consolidated financial statements in 1996 in conjunction with the abandonment of the CCI investment (See Notes 4 and 14).

Following is a summary of the allowance for doubtful accounts:

     Balance, December 31, 1994               $    --
     Additions:
     Acquisition of businesses                  328,247
     Provision for bad debts charged
      to operations                             181,753
     Deductions                                    --
                                              ----------
     Balance, December 31, 1995                 510,000

     Additions:
     Provision for bad debts charged
      to operations                             522,687
     Deductions:
       Write-offs                              (985,254)
       CCI Elimination                          (19,359)
                                              ----------
     Balance, December 31, 1996               $  28,074
                                              ==========

The  provision  for  bad  debts charged to operations  in  1996  and  1995,
applicable   to  discontinued  operations,  were  $475,711  and   $159,346,
respectively.


Item  9.   CHANGES  IN  AND  DISAGREEMENTS WITH  ACCOUNTANTS  ON  FINANCIAL
DISCLOSURE.

Not Applicable

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of directors(including the year in which each became a director) and executive officers of the Company as of the date hereof are set forth in the following table:



Director
Name                      Age     Positions  With  Co.  and  Subsidiaries Since
----------------------    ---     --------------------------------------- --------
Edwin B. Salmon, Jr.      59      Chairman of the  Board  of  Directors   1991
                                  and Chief Financial Officer

James T. Kowalczyk        57      Director and President                  1997

Richard A. Sweet          64      Director                                1997

Larry R. Snapp            52      Director                                1997

Hugh M. Gibbons           57      Executive Vice President                N\A



N/A means the named executive officer is not a director.

Each director is elected by holders of a majority of the Common Stock to serve for a term of one year ending on the next following annual meeting of stockholders and until his successor is elected and qualified. Officers serve at the will of the board. Directors are not compensated for their services apart from their executive officer salaries, if the Director is also an executive officer, and stock options that may be granted from time-to-time for their services as Directors (see Item 11 "Executive Compensation" and Item 12 "Security Ownership of Certain Beneficial Owners and Management"). In the event the Company has directors who are not also officers, the Company may reimburse such directors for travel expenses related to Company business. The directors and officers of the Company are indemnified against liabilities which they incur by virtue of being directors and officers under the corporate laws of the State of Florida. The articles of incorporation and bylaws of the Company do not contain any provisions with respect to indemnification of directors and officers. The Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the federal securities laws is against public policy and may be unenforceable. The Company would seek approval of any such indemnification by a court of competent jurisdiction.

Messrs. Kowalcsyk, Sweet and Snapp were elected to the Board of Directors at various times during 1997 by remaining Directors to fill vacancies. The Company did not hold an annual meeting of shareholders in 1997 due its inability to comply with the information requirements of Rule 14a-3, as promulgated by the Securities and Exchange Commission for the solicitation of proxies. Rule 14a-3 requires registrants to furnish security holders with an annual report which includes audited balance sheets as of the end of the two most recent fiscal years and audited statements of operations and cash flows for each of the three most recent fiscal years. The Company was unable to comply with such requirements due the Company not having timely filed its Annual Report on Form 10-K for the year ended December 31,1996. The Company did not timely file its Annual Report on Form 10-K for the year ended December 31, 1996 due to its inability to timely pay for the services of its independent auditors and the time required by management to complete its assessment of the carrying value of intangible assets and goodwill recorded in connection with the acquisition of NSC. The Company contemplates holding an annual meeting of shareholders in 1998 subsequent to the completion of its Annual Report on Form 10-K for the year ended December 31, 1997. It is uncertain, however, whether or not the Company will be able to obtain a timely audit of its consolidated financial statements, timely file its Annual Report on Form 10-K for the year ended December 31, 1997 and prepare and mail proxy solicitation materials to its shareholders due to limitations on the part of the Company to fund those collective efforts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Mr.  Edwin  B. Salmon, Jr. has been associated with the Company in  various capacities since its formation. Mr. Salmon is currently Chairman of the Board of Directors and the Company's Chief Financial Officer and previously held the position of the Company's Executive Vice President. In 1991, Mr. Salmon became President and a controlling stockholder of Associated Healthcare Industries, Inc. ("Associated"), a publicly owned shell corporation, which changed its name to Contour Medical, Inc. in connection with the acquisition of a disposable medical products manufacturing business. In 1993, Mr. Salmon left Associated to resume his efforts in the Company's acquisition of operating businesses. Mr. Salmon was also the founder of LCI Communications, Inc., which was acquired by the Company in June of 1995.

Mr. James T. Kowalczyk became a Director and was appointed President of the Company in July 1997. For the past 30 years, Mr. Kowalczyk was a co-founder, director and franchiser in Pittsburgh, Pennsylvania with Budget Marketing, Inc. and was a co-founder and senior officer of 2001/VIP Clubs of America.

Mr. Richard A. Sweet became a Director of the Company in April 1997. For the past five years, Mr. Sweet has been a Branch Manager for Insurance Adjustors and Services Corporation of Tampa, Florida and from 1960 to 1986 was Branch Manager and Supervisor of Claims for Indiana Insurance Co.

Mr. Larry R. Snapp became a Director of the Company in May 1997. Mr. Snapp has over 30 years of banking industry experience and, for the last five years was Vice President of National City Bank of Indiana, a position he recently retired from.

Mr. Hugh M. Gibbons was appointed as the Company's Executive Vice President in July 1977. For the past five years Mr. Gibbons has served as President of Gibbons' Health Plan Recoveries, Inc., President of and Principal of Health Plan Audit Services, Inc., President of H.M. Gibbons & Associates, Inc. and Executive Vice President of HMG Health Care Auditing, Inc. Mr. Gibbons has over 34 years of healthcare cost containment experience and has a Doctor of Jurisprudence Degree from the University of Baltimore School of Law.


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued to the chief executive officer of the Registrant or person discharging comparable duties and to the three most highly compensated officers of the registrant whose compensation exceeded $100,000 for each of the three years in the period ended December 31, 1996.

                                              Annual Compensation
                               -----------------------------------------------
Long-Term
Name & Principal Positions     Year      Salary    Bonus      Other   Compensation
--------------------------     ------    ------    -----      -----   -----------

Stephen E. Williams             1996    $177,500   None       $7,500    None
Chief Executive                 1995     190,625   None        7,500    None
Officer   (1)(2)(3)(4)          1994       N/A      N/A          N/A    N/A

Edwin B. Salmon, Jr.            1996    $177,000   None       $7,500    None
Executive Vice                  1995      99,630   None        9,000    None
President and                   1994        None   None         None    None
Treasurer (1)(3)(4)
Robert L. Alexander             1996    $129,000   None       $6,750    None
Chief  Operating                1995      52,000   None         None    None
Officer   (1)(4)                1994        N/A     N/A          N/A     N/A

(1) Each of the executive officers named above have entered into employment agreements with the Company. These agreements provide, among other things, for the payment of compensation over 5 years from the date of employment, regardless of whether or not these executive officers remain in the employ of the Company. See Note 13 to the Consolidated Financial Statements and
Note 4 below. Effective December 1, 1996, the annual salaries of Messrs. Salmon and Williams were reduced to $150,000, each and Mr. Alexander to $96,000.

(2) The Company issued, as additional compensation to Mr. Williams, 500,000 shares of Common Stock, valued at $15,000, and 1,375,000 shares of Class A preferred stock, valued at $20,625, in connection with the performance of certain conditions set forth in a 1994 letter agreement. See Note 13 to the Consolidated Financial Statements.

(3) Each of Messrs. Salmon and Williams have options to purchase 500,000 shares of the Company's Common Stock at an exercise price of $6.00 per share. Such options were issued in March 1996 at an exercise price equal to the then estimated fair market value and are exercisable at any time for two years from the date of grant. As of December 31, 1996, no other options are held by management. See Item 12 "Security Ownership of Certain Beneficial Owners and Management" for information on options granted to officers and directors in 1997.

(4) In February 1997, the Company discontinued the employ of Mr. Alexander; in April and June 1997, Mr. Willliams resigned as the Company's President and CEO and as Director, respectively; and, Mr. Salmon resigned as the Company's Executive Vice President but retained his position as Chairman of the Board.

N/A means the respective officer was not employed by the Company during that period.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of November 30, 1997 by each shareholder known by the Company to be a beneficial owner of more than five percent of the Company's common stock, by each of the Registrant's named directors and executive officers, and by all directors and executive officers of the Registrant as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.


   Name of                                    Amount and Nature    Percent
Beneficial  Owner                     of  Beneficial  Interest(1)  of Class(1)
----------------------                -------------------------    -----------
Edwin B. Salmon, Jr.                            625,762 (2a)          2.10
                                                200,000 (2b)          0.67
                                                261,533 (2c)          0.88
                                                224,418 (2d)          0.75
                                                 40,000 (2e)          0.13
                                                 40,000 (2f)          0.13
                                                 70,000 (2g)          0.24
All Directors and Executive Officers
  as a Group(5 persons)                       2,382,082 (3)           8.33
NIDAN Corporation                             7,721,853 (4) (5)      25.90
NIDAN Corporation                             6,798,537 (6)          22.80
Timboon LTD                                   2,240,000 (7)           7.51

(1)Based on information available to the Company, unless otherwise indicated such shares are owned of record by the named beneficial owner or the named beneficial owner and spouse, and represent sole voting and investment power. Such person's percentage ownership has been calculated assuming that all warrants, options and convertible debentures held by such person that are exercisable within 6 months have been exercised, but that no other outstanding warrants, options or convertible debentures have been exercised.

(2a)Includes options for 500,000 shares exercisable at an exercise price of $0.10 per share at any time through August 15, 2002. Mr. Salmon has sole voting and investment power over these shares. The address of Mr. Salmon is the address of the Company.

(2b) These shares are owned by the SBE Trust. Mr. Salmon is the grantor and beneficiary of this revocable trust; but, his two adult daughters who do not reside with him are the co-trustees. The address of the trust is the address of the Company.

(2c) These shares are owned by Brittany Leigh, Inc. Mr. Salmon disclaims beneficial ownership of these shares. David Salmon, Mr. Salmon's adult son, is the Director and President and Winfred Russell is a former President of this corporation. Mr. Salmon was reported to be one of two directors on the annual report for the corporation filed with the State of Florida; but, David Salmon and Mr. Salmon maintain that the annual report was filed in error and Mr. Salmon neither is nor in the past two years has been a director or officer of this corporation. Mr. Salmon is a creditor of this corporation and has received partial repayment of his loans from proceeds realized by the corporation from the sale of the Registrant's common stock. Mr. Russell, in his capacity as the former President of this corporation, also authorized Mr. Salmon, in Mr. Russell's absence, to approve purchases and sales of the Registrant's common stock by the corporation when unsolicited offers are received from brokers. Mr. Salmon currently has no such authority. No purchases or sales of the Registrant's common stock by this corporation have been initiated by the corporation. The address of Brittany Leigh, Inc. is 1520 San Charles Drive, Dunedin, Florida 34698.

(2d) These shares are owned by American First Equipment Leasing, Inc. Mr. Salmon disclaims beneficial ownership of these shares. David Salmon, Mr. Salmon's adult son is the Director and President and Winfred Russell is a former President of this corporation. Mr. Salmon was reported to be one of two directors on the annual report for the corporation filed with the State of Florida; but, David Salmon and Mr. Salmon maintain that the annual report was filed in error and Mr. Salmon neither is nor in the past two years has been a director or officer of the corporation. Mr. Salmon is a creditor of this corporation and has received partial repayment of his loans from proceeds realized by the corporation from the sale of the Registrant's common stock. Mr. Russell, in his capacity as the former President of this corporation, also authorized Mr. Salmon, in Mr. Russell's absence, to approve purchases and sales of the Registrant's common stock by the corporation when unsolicited offers are received from brokers. Mr. Salmon currently has no such authority. No purchases or sales of the
Registrant's common stock by this corporation have been initiated by the corporation. The address of American First Equipment Leasing, Inc. is 1520 San Charles Drive, Dunedin, Florida 34698.

(2e) These shares are owned by the Paige Irrevocable Trust. Mr. Salmon is the grantor of this irrevocable trust; but, his three adult children, including David Salmon, none of whom reside with him, are the co-trustees and one of Mr. Salmon's daughters is the sole beneficiary. Mr. Salmon disclaims any beneficial interest in this trust. The address of the trust is the address of the Company.

(2f) These shares are owned by the Jennifer Irrevocable Trust. Mr. Salmon is the grantor of this irrevocable trust; but, his three adult children, including David Salmon, none of whom reside with him, are the co-trustees and one of Mr. Salmon's daughters is the sole beneficiary. Mr. Salmon disclaims any beneficial interest in this trust. The address of the trust is 700 S.W. 66 nd Blvd. ,Gainesville, Fla. 32607.

(2g) These shares are owned by Managerial Advisory Services, Inc. David Salmon is a director and the President of this corporation. Mr. Salmon has no interest of any nature in and is not a creditor of this corporation. The address of the corporation is 2205 Web Avenue, Dunedin, Florida 34698.

(3)Includes the shares and options referred to in (2a)-(2g) above, plus options for 700,000 shares issued in 1997 to officers and directors, other than to Mr. Edwin B. Salmon, exercisable at an exercise price of $0.10 per share at any time through August 15, 2002. Mr. Salmon disclaims beneficial ownership of the shares referred to in (2c)-(2g) above. The address of each director and executive officer of the Company is the address of the Company.

(4)Includes 7,478,391 of shares issuable upon the conversion of $1,195,000 of outstanding 10% cumulative convertible debentures issued by the Company to NIDAN Corporation ("NIDAN") , assuming such convertible debentures were converted on November 30, 1997, and 243,462 shares of common stock owned by the persons referred to in (5) below. NIDAN is a Florida corporation whose address is 13015 S.W. 89 Place, Suite 212, Miami, FL 33176.

(5)The Company has been informed that NIDAN has assigned to other persons $845,000 of the Company's $1,195,000 of outstanding 10% cumulative convertible debentures. To the best of the Company's knowledge, these persons are not stockholders of NIDAN. On September 24, 1997, those persons filed a Schedule 13D under the Securities and Exchange Act of 1934. The
Schedule 13D filed by those persons discloses that the persons to whom the debentures were assigned beneficially own 5,045,102 shares of the Company's common stock, including 4,801,640 shares of the Company's common stock which are to be issued upon conversion of the debentures. All of these persons share voting power in the shares beneficially owned by them.

Following are the names and addresses of these persons:

        Name                                    Address
-------------------                      ----------------------
Harold Meyering                          235 S. Pine St.
                                         McBain, Michigan 49657
Kenneth Edward Gilde                     1630 W. Blue Road
                                         Mc Bain Michigan 49657
Kenneth Earl Gulde                       570 W. Blue Road
                                         Falmouth, Michigan 49632
David E. Gulde                           4565 Forward Road
                                         Falmouth, Michigan 49632
Phillip S. Gulde                         8200 S.McGee Road
                                         Mc Bain, Michigan 49657
Dale Meyering                            9525 W. Watergate Road
                                         McBain, Michigan 49657
Charles O. Helsel                        9321 N. Burkett Road
                                         Lake City, Michigan 49651
Edwin L. Helsel                          5981 N. Edwards Rd.
                                         Lake City, Michigan 49651

The Company believes the issuance of shares to the above named persons upon conversion of the 10% cumulative convertible debentures, which debentures were originally issued to NIDAN and subsequently assigned to the above named persons by NIDAN, violate the terms and conditions of the consent order entered into between the Company and the State of Michigan (see "Note 14 to the Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The Company has not made a final determination as to the conversion rights of the above named persons.

(6)Includes 6,798,537 shares issuable upon exercise of warrants to be issued to NIDAN at the time of the conversion of convertible debentures issued to NIDAN, assuming (i) conversion of the debentures on November 30, 1997 and (ii) exercise on that date of the warrants issuable upon conversion.

(7)Includes 2,240,000 shares issuable upon conversion of $1,000,000 of outstanding 4% convertible debentures issued to Timboon LTD, assuming such debentures were converted on November 30, 1997. See Note 17 to the Consolidated Financial Statements included elsewhere herein. The address of Timboon LTD is 28 Hagvura Street, Karni Shomron, Israel.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During 1996, Mr. Salmon loaned the Company $25,000 at 8% interest. Borrowings outstanding to Mr. Salmon ($25,000 at December 31, 1996), plus accrued interest, were converted into 25,762 shares of the Company's common stock in February 1997.

As of December 31, 1995, the Company had outstanding notes payable to Brittany Leigh, Inc. and American First Equipment Leasing, Inc. totaling $270,400. During 1996, (i) American First Equipment Leasing, Inc. loaned the Company $62,735 at 8% interest and (ii) the Company repaid notes payable to Brittany Leigh, Inc. and American First Equipment Leasing, Inc. totaling $100,000, plus accrued interest, and converted $170,400 of such notes, plus accrued interest, into 193,207 shares of the Company's common stock. As of December 31, 1996, the Company had notes outstanding to American First Equipment Leasing totaling $62,735. Subsequent to December 31, 1996, the Company repaid $4,735 of such notes, plus accrued interest, converted $58,000 of such notes, plus accrued interest, into shares of the Company's common stock at a conversion price of $1.00 per share and borrowed an additional $10,000 from Brittany Leigh, Inc. at 8% interest. See Notes 2(c) and 2(d) to Item 12 "Security Ownership of Certain Beneficial Owners and Management".

As of December 31, 1995, the Company had outstanding notes payable to Mr. Richard A. Sweet, a Director of the Company, totaling $20,000. During 1996,
(i) Mr. Sweet loaned the Company an additional $40,000, at interest rates ranging from 8% to 10% and (ii) the Company converted $20,000 of such notes, plus accrued interest, into 14,345 shares of the Company's common stock. Subsequent to December 31, 1996, the Company converted the remaining outstanding notes payable to Mr. Sweet in the amount of $40,000, plus accrued interest, into 41,565 shares of the Company's common stock.

As of December 31, 1995, the Company had outstanding notes payable to the former shareholders of TNI totaling $450,000, $250,000 outstanding to the former shareholders of ATI and $300,000 outstanding to the former shareholders of CCI.

In May 1996, the Company gave notice to the principals of CCI that it was canceling all of the CCI acquisition agreements and abandoning its investment in CCI. Pursuant to the terms of the acquisition and related pledge agreements, the effect of such cancellation and abandonment is that the former shareholders of CCI will receive the shares of stock in CCI acquired in 1994 by the Company in return for the shares of preferred stock and debt securities issued by the Company to the former shareholders of CCI in connection with the acquisition (See Note 14 to the Consolidated Financial Statements included elsewhere herein).

Subsequent to December 31, 1997, the Company and the former shareholders of ATI entered into an agreement to rescind the acquisition of ATI by the Company (see Note 17 to the Consolidated Financial Statements included elsewhere herein). The ATI rescission agreement provides for the return of all of the ATI stock acquired by the Company to the former shareholders of ATI in exchange for 684,410 shares of the Company's common stock, the $250,000 of 6% acquisition notes payable to the former shareholders of ATI and warrants held by the former shareholders of ATI to purchase 168,668 shares of the Company's common stock.

During 1996, certain shareholders of the Company (other than Mr. Salmon, Brittany Leigh, Inc., American First Equipment Leasing, Inc. and Mr. Sweet) loaned the Company an aggregate amount of $435,000; and, the Company repaid $200,000 of these notes, plus accrued interest. At December 31, 1996, the Company had outstanding notes to these shareholders totaling $235,000 bearing interest at 8% to 10%. Amounts outstanding to these shareholders include a $200,000 note which is in default and subject to a settlement agreement in the amount of $238,220, payable in March 1997 (see Note 7 to the Consolidated Financial Statements included elsewhere herein). Subsequent to December 31, 1997, the Company borrowed an additional $10,000 and converted $45,000 of such notes, plus accrued interest, into 51,296 shares of the Company's common stock.

During 1996, the Company issued $1,195,000 of 10% convertible debentures to NIDAN. Subsequent to the issuance of these debentures, the Company and NIDAN entered into addendum agreements to revise the terms of such convertible debentures to provide for (i) the conversion of such debentures into shares of the Company's common stock at the lesser of 50% the bid-ask price of the Company's common stock at the close of trading on the first day next following the conversion date, defined as the earlier of either the maturity date of the respective debenture or the date of an effective registration statement covering the shares issuable upon conversion, or at the per share conversion price as set forth in the respective debenture and
(ii) reset the exercise price of warrants which are to be issued upon conversion of the debentures to the lesser of 50% the bid-ask price of the Company's common stock at the close of trading on the first day next following the conversion date, defined as the earlier of either the maturity date or the date of an effective registration statement covering the shares issuable upon conversion, or the per share exercise price as set forth in the respective warrant agreement.

As of December 31, 1995, the Company had an outstanding note payable to a former shareholder of NSC (and a current shareholder of the Company) in the amount of $50,000. This note, plus accrued interest, was paid during 1996.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

Independent Auditors' Report on the Consolidated Financial
    Statements for the year ended December 31, 1996 and 1995      36

Independent Auditors' Report on the Consolidated Financial
    Statements for the year ended December 31, 1994               37

Consolidated Balance Sheets as of December 31, 1996 and 1995      38

Consolidated Statements of Operations for each of the three
    years in the period ended December 31, 1996                   40

Consolidated Statements of Stockholders' Equity for each of
    the three years ended in the period December 31, 1996         41

Consolidated Statements of Cash Flows for each of the three
    years ended in the period December 31, 1996                   43

Notes to Consolidated Financial Statements                        44


(a) 2. Financial Statement Schedules

No schedules are being filed as a part of this registration statement as such schedules are not applicable, are not required or the required information is included in the consolidated financial statements or notes thereto.

(a) 3. Exhibits
    (3)i. *Articles of Incorporation, as amended
    (3)ii.*By-laws, as amended
    (4)Convertible Debentures
       P 1.* Convertible Debenture Note, dated December 5, 1995, between the Company and Telcom United North, Inc.
       P 2.* Convertible Debenture Note, dated December 5, 1995, between the Company and Donald T. McAllister, M.D
       P 3.* Convertible Debenture Note, dated December 5, 1995, between the Company and David Fisk.
       P 4.* Convertible Debenture Note, dated December 5, 1995, between the Company and Leonard F. D'Innocenzo
       P 5.* Convertible Debenture Note, dated December 5, 1995, between the Company and Dean Charles Colantino
       P 6.*     Convertible Debenture Note, dated December 5, 1995,
                 between the Company and Donald P. Dugan.
       P 7.*     Convertible Debenture Note, dated December 5, 1995,
                 between the Company and Comgi Retirement Trust,
                 John R. Lang, M.D./Sharon B. Lang: Trustees
       P 8.* Convertible Debenture Note, dated December 5, 1995, between the Company and John R. Lang, M.D./Sharon B. Lang.
       P 9.*     Convertible Debenture Note, dated December 5, 1995,
                 between the Company and Dale D. Higgins
       P 10.*    Convertible Debenture Note dated December 5, 1995,
                 between the Company and R. Thomas Jannarone.
         11.# Form of Offshore Offering Distribution agreement by and between Systems Communications, Inc. and Victory Investments, LLC.
         12.#    Form of 10% cumulative Convertible Debentures due November
                 21, 1997 in the aggregate amount of $500,000.
         13.#    Form of Offshore Securities Subscription Agreement for
                 $500,000 10% Cumulative Convertible Debentures.
         14.#    Form of Offshore Securities Subscription Agreement for
                 $1,120,000 4% Convertible Debentures.
         15.#### Form of 10% Cumulative Convertible Debenture Note.

(10) Material Contracts
     P 1.*     Ameristar Stock Acquisition Agreement
     P 2.*     HMT Stock Purchase Agreement (March 12, 1996)
     P 3.*     NSC Agreement to Exchange Stock (August 24, 1995)
     P 4.*     NSC Restated Agreement to Exchange Stock (October 13, 1995)
     P 5.*     NSC Assignment and Amendment of Restated Agreement to
               Exchange Stock (October 20, 1995)
     P 6.*     Telcom Restated Stock Purchase Agreement (June 16, 1995)
       7.      Employment Contracts
      P (a)*   Robert L. Alexander
      P (b)*   Russell H. Armstrong
      P (c)*   Edwin B. Salmon
      P (d)*   Stephen E. Williams
      P (e)*   Mark Woodward
      P (f)*   John D. Looney
      P (g)*   John A. Paolicelli
      P (h)*   James L. Tolley
      P (i)*   David J. Olivet
        (j)##  Karen Wolfe
        (k)##  James W. Wolfe
        (l)##  Eric R. Wolfe
    P  8.*     HMT Trademark Registration for "RETURN" Software Program
               (December 8, 1992)
    P  9.*     HMT - Medicode Value-Added Reseller Software Development,
               Marketing, and Maintenance Agreement (March 9, 1995)
    P 10.*     NSC Cooperative Research and Development Agreement Between
               NSC and the U.S. Army (June 2, 1994)
    P 11.*     Services and Marketing Agreement By and Among GE Capital
               Communication Services Corporation and Telcom
               (March 31,1995)
    P 12.*     Joint Venture Agreement Between Universal Network
               Services, Inc. and Telcom (February 13, 1995).
    P 13.*     Comstar Acquisition Agreement
    P 14.*     Coast Communications Acquisition Agreement
    P 15.*     Teaming Agreement with Health Management Systems, Inc.
    P 16.**    Authorized sales agent agreement between MCI
               Telecommunications Corporation and Ameristar, dated June 12,
               1995
    P 17.**    Zero Plus-Zero Minus billing and information management
               agreement between Zero Plus Dialing, Inc. and Ameristar, dated May 16, 1996
    P 18.**    Telecommunications Agreement between U.S. Long Distance,
               Inc. and Ameristar

    P 19.** Tri-Party Agreement among Ameristar, U.S. Long Distance, Inc. and Zero Plus Dialing, Inc.
    P 20.** Telephone Agreement between Ameristar and U.S. Long Distance, Inc., dated July 10, 1996
    P 21.** License Agreement between Ameristar and VCA Pictures, dated February 13, 1996
    P 22.** Agreement between Ameristar and United International Pictures, dated April 1, 1996
    P 23.** Marketing Agreement, dated October 2, 1995, between Ameristar and U.S. Osiris Corporation
    P 24.** Operator Service Agreement dated April 15, 1995, between Opticom and Ameristar
    P 25.** Mitel OSS Servicing Agreement, dated September 1, 1993 between MasterCorp, Inc. and Ameristar
    P 26.** Telecommunications Agreement, dated January 15, 1996 between Long Distance Exchange Corp. and Ameristar
    P 27.**   Agreement, dated January 1995, between LDOS
              Communications, Inc. and Ameristar
    P 28.** Agreement, dated February 28, 1994, between L.D. Communications, Inc. and Ameristar
    P 29.** Contract Operator Services Agreement for Public Pay Phones and Letters of Agency, dated January 7, 1992, between Fone America, Inc. and Ameristar
    P 30.** Payphone Aggregator Agreement, dated July 22, 1993, between Communication TeleSystems International and Ameristar
    P 31.**   Operator Service Agreements between Capital Network
              System, Inc. and Ameristar
    P 32.**   Agreements between Ameristar Network Exchange, Inc. and
              Ameristar
    P 33.** Agreement dated November 11, 1991 between Ameristar and Access Telecommunications, Inc.
    P 34.** Agreement dated September 16, 1991 between Conquest Operator Services Corporation and Ameristar
      35.## Heads of Agreement for change in Management of National Solutions Corporation.
      36.## Rescission Agreement, dated May 21, 1997 by and between the Company, Ameristar Telecommunications, Inc., Mark Woodward and Russell Armstrong.
        37.##    Promissory note dated May 21, 1997 between ATI and the
                 Company.

        38.## Agreement dated as of June 9,1997 by and among the Company, Karen Wolfe and Eric Wolfe, Eric Wolfe, on behalf of his infant son, Tyler Wolfe, and Lori Wolfe, wife of Eric Wolfe, on behalf of herself and her infant son Tyler Wolfe.
     39.##   Cooperative Marketing and Option Agreement dated June 9, 1997 between HMT and the Company.
     40.##   Purchase and Sale Agreement between TNI and International
             TeleData Corporation dated January 31, 1997.
     41.##   Form of Convertible Debenture in the amount of $500,000
             between International TeleData Corporation and TNI.
     42.##   Memorandum dated June 16, 1997 from the Department of the Army regarding renewal of the Cooperative Research and Development
             Agreement between the Company and the Department of the Army.
     43.### Agreement  to Exchange Stock, dated November 14, 1997,  by  and between  Grant  Kolb and Patrick Loeprich (as  "Sellers")  and
             the Company
 (16) *      Letter re change in certifying accountant
 (17) 1.##   Resignation Letter of Stephen Williams.
 (17) 2.##   Resignation Letter of David J. Olivet
P(21) *      List of Subsidiaries of Registrant
 (27.1) *    Financial Data Schedule (Year ended December 31, 1995)
 (27.2) **** Financial Data Schedule (Nine months ended September 30, 1996) (27.3)#### Financial Data Schedule (Year ended December 31, 1996)
 (99) Additional Exhibits
      1.***  Arbitration award in the matter of the Arbitration between
             Telcom Network, Inc. and GE Capital Communication Services
             ("GECCS") and New Enterprise Wholesale Services, Ltd.
             (News")

(b) Reports on Form 8-K

The following reports were filed on Form 8-K for the three months ended December 31, 1996 and prior to the filing date hereof:

1. The date of the event reported on Form 8-K was October 10, 1986. On that date the Company was notified of a decision and award in the arbitration of the Company's claim against GE Capital Communication
Services Corp. ("GECCS") and New Enterprise Wholesale Services, Ltd. ("News") for compensatory damages in the amount of $1,253,364 (See "Legal Proceedings").

2. The Company filed a Form 8-K on March 27, 1997. The date of the earliest event reported was November 21, 1996. On November 21, 1996 and November 26, 1996, the Company issued $300,000 and $200,000, respectively, of 10% Cumulative Convertible Debentures to RIC Investment Fund, Ltd. and RANA Investment Company, respectively. Each of these debentures are due one year from the date of issuance. On February 28, 1997, the Company issued a $1,120,000 4% Cumulative Convertible Debenture due October 1, 1998 to Timboon, Ltd. The issuance of all of these Debentures were made in reliance on Regulation S pursuant to an Offshore Offering and Distribution Agreement between the Company and Victory Investments, LLC, as placement agent.

3. The Company filed a Form 8-K on July 28,1997. The date of the earliest event reported was the sale, on January 31,1997, of substantially all of the operating assets of TNI. Other events reported in the Form 8-K were the rescission of the ATI and HMT acquisition agreements in May and June, 1997, respectively, disclosure regarding the late filings of reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 and certain other events, including recent management and directorship changes, and the status of certain legal and administrative proceedings in which the Company is involved.

4. The Company filed a Form 8-K on November 21, 1997. The date of the earliest event reported was November 14, 1997. On November 14, 1997, the Company and the stockholders of HMG Health Care Claims Auditing, Inc.("HMG") entered into an agreement to exchange stock ( the "Agreement to Exchange Stock"). Pursuant to the Agreement to Exchange Stock, the Company is to acquire all of the outstanding stock of HMG in exchange for shares of the Company's common stock ( the "HMG Acquisition Shares). The number of HMG Acquisition Shares is to be determined at closing and are to be equal to 30% of the then outstanding common stock of the Company after giving effect to the issuance of the HMG Acuisition Shares. The acquisition of HMG is subject to, among other things, the Company obtaining debt financing to refinance the existing indebtedness of HMG ($850,000) and pay other costs and expenses related to the acquisition. The Agreement to Exchange Stock contemplates a December 31, 1997 closing.


* Incorporated by reference to the Company's Registration Statement on Form 10 as filed with the Commission on July 23, 1996

** Incorporated by reference to the Company's Registration Statement on Form 10/A as filed with the Commission on September 17, 1996

*** Incorporated by reference to the Company's Current Report on Form 8-K dated October 29, 1996

**** Incorporated by reference to the Company's Quarterly report on Form
     10-Q for the quarterly period ended September 30, 1996

# Incorporated by reference to the Company's Current Report on Form 8-K as filed on March 27, 1997.

## Incorporated by reference to the Company's Current Report on Form 8-K, as filed on July 28,1997.

### Incorporated by reference to the Company's Current Report on Form 8-K, as filed on November 21,1997.

#### Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMS COMMUNICATIONS, INC.                  Date:  February 19, 1998

/s/ James T. Kowalczyk
---------------------------------
JAMES T. KOWALCZYK
President, Principal Executive Officer
and Director

/s/ Richard A. Sweet
---------------------------------
RICHARD A. SWEET
Director

/s/ Larry R. Snapp
---------------------------------
LARRY R. SNAPP
Director


/s/EDWIN B. SALMON, JR.
---------------------------------
EDWIN B. SALMON, JR.
Principal Accounting Officer and Director

                                INDEX TO EXHIBITS

Exhibit number               Description of Exhibits

(3)i. *Articles of Incorporation, as amended
    (3)ii.*By-laws, as amended
    (4)Convertible Debentures
       P 1.* Convertible Debenture Note, dated December 5, 1995, between the Company and Telcom United North, Inc.
       P 2.* Convertible Debenture Note, dated December 5, 1995, between the Company and Donald T. McAllister, M.D
       P 3.* Convertible Debenture Note, dated December 5, 1995, between the Company and David Fisk.
       P 4.* Convertible Debenture Note, dated December 5, 1995, between the Company and Leonard F. D'Innocenzo
       P 5.* Convertible Debenture Note, dated December 5, 1995, between the Company and Dean Charles Colantino
       P 6.*     Convertible Debenture Note, dated December 5, 1995,
                 between the Company and Donald P. Dugan.
       P 7.*     Convertible Debenture Note, dated December 5, 1995,
                 between the Company and Comgi Retirement Trust,
                 John R. Lang, M.D./Sharon B. Lang: Trustees
       P 8.* Convertible Debenture Note, dated December 5, 1995, between the Company and John R. Lang, M.D./Sharon B. Lang.
       P 9.*     Convertible Debenture Note, dated December 5, 1995,
                 between the Company and Dale D. Higgins
       P 10.*    Convertible Debenture Note dated December 5, 1995,
                 between the Company and R. Thomas Jannarone.
         11.# Form of Offshore Offering Distribution agreement by and between Systems Communications, Inc. and Victory Investments, LLC.
         12.#    Form of 10% cumulative Convertible Debentures due November
                 21, 1997 in the aggregate amount of $500,000.
         13.#    Form of Offshore Securities Subscription Agreement for
                 $500,000 10% Cumulative Convertible Debentures.
         14.#    Form of Offshore Securities Subscription Agreement for
                 $1,120,000 4% Convertible Debentures.
         15.#### Form of 10% Cumulative Convertible Debenture Note.

(10) Material Contracts
     P 1.*     Ameristar Stock Acquisition Agreement
     P 2.*     HMT Stock Purchase Agreement (March 12, 1996)
     P 3.*     NSC Agreement to Exchange Stock (August 24, 1995)
     P 4.*     NSC Restated Agreement to Exchange Stock (October 13, 1995)
     P 5.*     NSC Assignment and Amendment of Restated Agreement to
               Exchange Stock (October 20, 1995)
     P 6.*     Telcom Restated Stock Purchase Agreement (June 16, 1995)
       7.      Employment Contracts
      P (a)*   Robert L. Alexander
      P (b)*   Russell H. Armstrong
      P (c)*   Edwin B. Salmon
      P (d)*   Stephen E. Williams
      P (e)*   Mark Woodward
      P (f)*   John D. Looney
      P (g)*   John A. Paolicelli
      P (h)*   James L. Tolley
      P (i)*   David J. Olivet
        (j)##  Karen Wolfe
        (k)##  James W. Wolfe
        (l)##  Eric R. Wolfe
    P  8.*     HMT Trademark Registration for "RETURN" Software Program
               (December 8, 1992)
    P  9.*     HMT - Medicode Value-Added Reseller Software Development,
               Marketing, and Maintenance Agreement (March 9, 1995)
    P 10.*     NSC Cooperative Research and Development Agreement Between
               NSC and the U.S. Army (June 2, 1994)
    P 11.*     Services and Marketing Agreement By and Among GE Capital
               Communication Services Corporation and Telcom
               (March 31,1995)
    P 12.*     Joint Venture Agreement Between Universal Network
               Services, Inc. and Telcom (February 13, 1995).
    P 13.*     Comstar Acquisition Agreement
    P 14.*     Coast Communications Acquisition Agreement
    P 15.*     Teaming Agreement with Health Management Systems, Inc.
    P 16.**    Authorized sales agent agreement between MCI
               Telecommunications Corporation and Ameristar, dated June 12,
               1995
    P 17.**    Zero Plus-Zero Minus billing and information management
               agreement between Zero Plus Dialing, Inc. and Ameristar, dated May 16, 1996
    P 18.**    Telecommunications Agreement between U.S. Long Distance,
               Inc. and Ameristar
    P 19.**    Tri-Party Agreement among Ameristar, U.S. Long Distance,
               Inc. and Zero Plus Dialing, Inc.
    P 20.**    Telephone Agreement between Ameristar and U.S. Long
               Distance, Inc., dated July 10, 1996
    P 21.**    License Agreement between Ameristar and VCA Pictures, dated
               February 13, 1996
    P 22.**    Agreement between Ameristar and United International
               Pictures, dated April 1, 1996

    P 23.**   Marketing Agreement, dated October 2, 1995, between
              Ameristar and U.S. Osiris Corporation
    P 24.** Operator Service Agreement dated April 15, 1995, between Opticom and Ameristar
    P 25.** Mitel OSS Servicing Agreement, dated September 1, 1993 between MasterCorp, Inc. and Ameristar
    P 26.**   Telecommunications Agreement, dated January 15, 1996
              between Long Distance Exchange Corp. and Ameristar
    P 27.**   Agreement, dated January 1995, between LDOS
              Communications, Inc. and Ameristar
    P 28.** Agreement, dated February 28, 1994, between L.D. Communications, Inc. and Ameristar
    P 29.** Contract Operator Services Agreement for Public Pay Phones and Letters of Agency, dated January 7, 1992, between Fone America, Inc. and Ameristar
    P 30.**   Payphone Aggregator Agreement, dated July 22, 1993,
              between Communication TeleSystems International and
              Ameristar
    P 31.**   Operator Service Agreements between Capital Network
              System, Inc. and Ameristar
    P 32.**   Agreements between Ameristar Network Exchange, Inc. and
              Ameristar
    P 33.** Agreement dated November 11, 1991 between Ameristar and Access Telecommunications, Inc.
    P 34.**   Agreement dated September 16, 1991 between Conquest
              Operator Services Corporation and Ameristar
      35.## Heads of Agreement for change in Management of National Solutions Corporation.
      36.## Rescission Agreement, dated May 21, 1997 by and between the Company, Ameristar Telecommunications, Inc., Mark Woodward and Russell Armstrong.
        37.##    Promissory note dated May 21, 1997 between ATI and the
                 Company.
         38.##     Agreement  dated  as of June 9,1997  by  and  among  the
                   Company,
                Karen Wolfe and Eric Wolfe, Eric Wolfe, on behalf of his infant son, Tyler Wolfe, and Lori Wolfe, wife of Eric Wolfe, on behalf of herself and her infant son Tyler Wolfe.
     39.##   Cooperative Marketing and Option Agreement dated June 9, 1997 between HMT and the Company.
     40.##   Purchase and Sale Agreement between TNI and International
             TeleData Corporation dated January 31, 1997.
     41.##   Form of Convertible Debenture in the amount of $500,000
             between International TeleData Corporation and TNI.
     42.##   Memorandum dated June 16, 1997 from the Department of the Army regarding renewal of the Cooperative Research and Development
             Agreement between the Company and the Department of the Army.
     43.###  Agreement to Exchange Stock, dated November 14, 1997,  by  and between  Grant  Kolb and Patrick Loeprich (as  "Sellers")  and
             the Company
 (16) *      Letter re change in certifying accountant
 (17) 1.##   Resignation Letter of Stephen Williams.

 (17) 2.##   Resignation Letter of David J. Olivet
P(21) *      List of Subsidiaries of Registrant
 (27.1) *    Financial Data Schedule (Year ended December 31, 1995)
 (27.2) **** Financial Data Schedule (Nine months ended September 30, 1996) (27.3)#### Financial Data Schedule (Year ended December 31, 1996)
 (99) Additional Exhibits
      1.***  Arbitration award in the matter of the Arbitration between
             Telcom Network, Inc. and GE Capital Communication Services
             ("GECCS") and New Enterprise Wholesale Services, Ltd.
             (News")


* Incorporated by reference to the Company's Registration Statement on Form 10 as filed with the Commission on July 23, 1996

** Incorporated by reference to the Company's Registration Statement on Form 10/A as filed with the Commission on September 17, 1996

*** Incorporated by reference to the Company's Current Report on Form 8-K dated October 29, 1996

**** Incorporated by reference to the Company's Quarterly report on Form
     10-Q for the quarterly period ended September 30, 1996

# Incorporated by reference to the Company's Current Report on Form 8-K as filed on March 27, 1997.

## Incorporated by reference to the Company's Current Report on Form 8-K, as filed on July 28,1997.

### Incorporated by reference to the Company's Current Report on Form 8-K, as filed on November 21,1997.

#### Filed herewith