Form 10-Q
period 1997-03-31
SYSTEMS COMMUNICATIONS INC
filed 1998-02-20
CIK 949857

FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended March 31, 1997

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-26668

SYSTEMS COMMUNICATIONS, INC.
--------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

FLORIDA                                             65-0036344
--------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S.Employer
incorporation or organization)                    Identification No.)

4707 140th Avenue North, Suite 107, Clearwater, FL.    33762
---------------------------------------------------------------------
(Address of principal executive offices)             (ZIP Code)


Registrant's telephone number, including area code    813-530-4800
---------------------------------------------------------------------

Indicate by check mark whether the registrant (1) had filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes___          No  x_

Number of shares outstanding of the issuer's Common Stock, par value .001 per share, as of March 31, 1997 - 11,365,490 shares.

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                    MARCH 31,     DECEMBER 31,
                                                       1997           1996
                                                   -----------    -----------
                                                   (UNAUDITED)
            ASSETS
Current assets:
    Cash and cash equivalents                     $   322,374      $   61,039
    Accounts receivable, less allowance for
      doubtful accounts of $14,563 in 1997 and
      $28,074 in 1996                                 839,284         802,079
    Notes receivable from officers and employees       52,000         102,000
    Other current assets                              329,204         438,763
                                                    ---------       ---------
Total current assets                                1,542,862       1,403,881
                                                    ---------       ---------
Furniture and equipment                             1,836,030       1,812,867
    Less accumulated depreciation                    (654,811)       (587,598)
                                                   ----------       ---------
    Net furniture and equipment                     1,181,219       1,225,269

Note receivable from the sale of assets, less
    allowance of $500,000                                --               --
Deferred compensation                                 372,077         662,199
Intangible assets, net of accumulated amortization
   of $691,666 in 1997 and $566,666 in 1996           958,334       1,083,334
Excess of cost over fair value of net assets
  acquired, net of accumulated amortization of
  $143,733 in 1997 and $75,034 in 1996              1,230,250       1,298,950
Other non-current assets                              171,193         173,667
                                                   ----------       ---------
                                                   $5,455,935      $5,847,300
                                                   ==========      ==========

See Notes to Consolidated Financial Statements

                SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)

                                                      MARCH 31,   DECEMBER 31,
                                                        1997         1996
                                                     -----------  -----------
                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY IN ASSETS)
Current liabilities:
    Borrowings under lines of credit                  $ 111,036     $ 182,651
    Current portion of notes and debentures payable   3,775,017     3,180,758
    Current portion of obligations under capital
       leases                                           273,046       242,477
    Accounts payable                                  1,219,914     1,452,192
    Accrued expenses and other current liabilities      788,317       881,675
    Accrued compensation and employee benefits          923,672     1,528,153
    Deferred revenue                                    374,375       440,232
                                                      ---------     ---------
Total current liabilities                             7,465,377     7,908,138

obligations under capital leases, less current
     portion                                            448,574       458,654
Accrued compensation                                    582,359       676,261
Other long-term liabilities                              88,578        72,573
                                                      ---------      --------
Total liabilities                                     8,584,888     9,115,626
                                                      ---------     ---------
Common stock subject to rescission                      674,124       709,124
                                                      ---------     ---------
Stockholders' equity (deficiency in assets):
  Class A convertible preferred stock, stated value
    and liquidation preference $1.00 per share;
    authorized 5,000,000 shares, issued and
     outstanding 192,000 shares in 1996                    --             630
  Class B convertible preferred stock, stated value
    and liquidation preference - $1.00 per share;
    authorized 10,000,000 shares, issued and
    outstanding 4,550,000 shares in 1997 and 1996     2,491,745     2,491,745
  Common stock - $.001 par value; authorized
    50,000,000 shares, issued and outstanding
    11,365,490 shares in 1997 and 10,626,874 shares
    in 1996                                              11,366        10,627
  Common stock to be issued                                 --      2,000,000
  Additional paid in capital                         17,772,080    16,823,526
  Accumulated deficit                               (24,078,268)  (25,303,978)
                                                     ----------    ----------
Total stockholders' equity (deficiency in assets)   ( 3,803,077)  ( 3,977,450)
                                                     ----------    ----------
                                                    $ 5,455,935   $ 5,847,300
                                                     ==========    ==========

See Notes to Consolidated Financial Statements

                     SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                              March 31,
                                                     ------------------------
                                                        1997           1996
                                                     ----------     ---------
                                                     (UNAUDITED)
Net revenues                                        $ 1,125,724    $  369,612
                                                     ----------     ---------
Costs and expenses:
    Cost of revenues                                        --        122,351
    Selling and administrative expenses               1,374,470     1,233,472
    Depreciation  and  amortization                     253,590       239,880
                                                      ---------     ---------
                                                      1,628,060     1,595,703
                                                      ---------     ---------
                                                       (502,336)   (1,226,091)
Interest income                                           2,018         3,359
Interest expense                                       (111,565)      (38,438)
Other income (expense), net                           1,888,014           --
                                                      ---------     ---------
Income(loss) from continuing operations
  before  income  taxes                               1,276,131    (1,261,170)

Provision(benefit) for income taxes                         --       (453,905)
                                                      ---------     ---------
Income(loss) from continuing operations               1,276,131      (807,265)
                                                      ---------     ---------
Discontinued operations:
  Loss from operations of discontinued
    telecommunications businesses (less income
    tax benefit of $140,527 in 1996)                    (75,420)     (236,112)
  Gain from disposition of telecommunications
    businesses                                           25,000           --
                                                      ---------      --------
                                                        (50,420)     (236,112)
                                                      ---------      --------
Net income(loss)                                     $1,225,711   $(1,043,377)
                                                     ==========     =========

Income(loss) per share:
  Income(loss) from continuing operations            $      .12   $      (.11)
  Income(loss) from operations of discontinued
    telecommunications businesses                          (.01)         (.03)
                                                     ----------     ---------
Net income (loss)                                    $      .11   $      (.14)
                                                     ==========     =========
Weighted average number of
    common shares outstanding                        10,747,700     7,576,417
                                                     ==========     =========

See Notes to Consolidated Financial Statements

                  SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                      1997           1996
                                                  -----------     -----------
                                                  (UNAUDITED)
Net cash used in operating activities             $ (897,429)    $(1,336,956)
                                                  -----------     -----------
Cash flows from investing activities:
    Acquisition of businesses, net of cash
           acquired                                      --         (47,034)
    Expenditures for furniture and equipment         (12,659)      (480,110)
    Notes receivable from officers and employees         --         (50,000)
    Other                                              2,474            --
                                                  ----------      ----------
       Net cash used in investing activities         (10,185)      (577,144)
                                                  ----------      ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock           152,000      1,341,208
    Proceeds from notes and debentures payable     1,211,732         29,500
    Payments on notes, debentures and capital
       leases                                        (88,168)      (208,262)
    Payments on borrowings under lines of credit     (71,615)        (2,083)
    Payments on common stock subject to rescission   (35,000)           --
                                                   ---------      ----------
       Net cash provided by financing activities   1,168,949      1,160,363
                                                   ---------      ----------
Net increase (decrease) in cash                      261,335       (753,737)
Cash and cash equivalents at beginning of the
       period                                         61,039        964,714
                                                   ---------      ----------
Cash and cash equivalents at end of the period     $ 322,374      $ 210,977
                                                   =========      ==========

Supplemental  Disclosure  of  Cash Flow  Information  and  Non-cash
Investing and Financing Activities:

   Equipment capital lease obligations             $  73,184     $  570,675
   Issuance of common stock upon conversion of
     notes and debentures payable                    596,318         21,617
   Issuance of common stock as compensation          200,344           --
   Waiver of common stock to be issued             2,000,000           --
   Waiver of bonuses payable                         695,214           --
   Cash paid during the period for:
       Interest                                       19,363           --
       Income taxes                                      --            --


See Notes to Consolidated Financial Statements

                 SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1997

1. SIGNIFICANT ACCOUNTING POLICIES - The unaudited consolidated balance sheet at March 31, 1997 and the unaudited consolidated statements of operations and cash flows for the three months ended March 31,1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the full fiscal year.

2. ACQUISITIONS AND DISPOSITION OF BUSINESSES - Effective March 12, 1996, the Company acquired all of the outstanding stock of Health Management Technologies, Inc. ("HMT"), whose principal business is the development, sale and maintenance of medical management computer software, for 309,837 shares of its common stock valued at $2,000,000. The total purchase price was
$2,140,000, including costs of $140,000. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $1,373,984 and was assigned a useful life of 15 years. The net assets acquired included $1,500,000 of medical management computer software, which was assigned a useful life of 3 years.

The following unaudited pro forma summary operating results for the three months ended March 31, 1996, include the results of operations of HMT (with pro forma adjustments for amortization of goodwill and intangible assets acquired) as if HMT was acquired as of January 1, 1996. The pro forma summary is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future operating results of the combined companies.

                                                      Three Months
                                                  Ended March 31, 1996
                                                  --------------------
Net revenues from continuing operations                 $ 572,684
                                                        ---------
Loss from continuing operations                         $(839,399)
                                                        ---------
Loss from operations of discontinued
     telecommunications businesses                      $(236,112)
                                                        ---------
Loss per share:
Loss from continuing operations                         $    (.11)
  Loss from operations of discontinued
     telecommunications businesses                           (.03)
                                                        ---------
     Net loss                                           $    (.14)
                                                        =========

In January 1997 and May 1997, the Company disposed of substantially all of the remaining assets of its telecommunications segment. In January 1997, the Company sold, in two separate transactions (i) TNI's long-distance customer base and existing customer receivables for $76,000 in cash and (ii) TNI's utility audit division customer base, agreements and work-in-process for $25,000 in cash and a $500,000 convertible debenture issued by the acquiring company. No value was assigned to the $500,000 convertible debenture received by the Company. By its terms, the convertible debenture is due on January 31, 1999 and bears interest at 8% per annum beginning on April 2, 1997 and through the date of conversion. Such conversion is at the average bid and ask prices of the acquiring company's common stock on the effective date of a registration statement covering the shares issuable upon conversion of the convertible debenture. Included in the consolidated statement of operations for the three months ended March 31, 1997, is a gain of $25,000 from the sale of the assets of TNI's utility audit division.

In May 1997, the Company and ATI entered into an agreement to rescind the August 1994 acquisition of ATI. The ATI rescission agreement provides for the return of all of the ATI stock acquired by the Company to the former ATI shareholders in exchange for 684,410 shares of the Company's common stock, the 6% acquisition notes payable issued to the former shareholders of ATI and unexercised warrants to purchase 168,668 shares of the Company's common stock. In connection with the rescission of the ATI acquisition, ATI issued a promissory note to the Company in the amount of $180,000, payable upon the default by ATI of payments due under certain of its lease agreements (those quaranteed by the Company). Payments due the Company under the promissory note are to be equal to the amount, if any, the Company may be required to pay under the lease guaranty agreement(s) entered into between the Company and ATI's equipment lessor(s). In connection with the rescission of the ATI acquisition agreement, the Company recognized a gain of approximately $509,000 in the second quarter of 1997.

The operating results of the Company's discontinued telecommunications businesses and the gains from the disposition of TNI's audit division and ATI have been reported as components of discontinued operations in the accompanying unaudited statements of operations for all periods presented.

The   assets   and  liabilities  of  the  Company's  discontinued
telecommunications  businesses  included  in   the   accompanying
consolidated balance sheets as of March 31, 1997 and December 31, 1996 are summarized as follows:

                                     March 31,          December 31,
                                        1997                1996
                                     ---------          ----------
      Current assets                $  294,677          $  332,856
      Total assets                     620,330             660,094
      Current liabilities              887,182             886,206
      Total liabilities              1,120,547           1,078,026

The revenues, costs and expenses of the Company's discontinued telecommunications businesses, included in loss from operations of discontinued telecommunications businesses in the accompanying consolidated statements of operations for the three months ended March 31, 1997 and 1996, are summarized as follows:

                                           Three Months Ended March 31,
                                           ----------------------------
                                               1997             1996
                                           -----------       ----------
Net revenues                               $   233,643       $  657,943
Cost of revenues                                  --            466,962
Selling and administrative expenses            266,292          502,118
Depreciation and amortization                   28,476           59,489
Interest income                                   --                971
Interest expense                                20,217            7,039
Other income (expense), net                      5,922               55
Loss from operations of discontinued
   businesses, before income taxes             (75,420)        (376,639)
Income tax benefit                                --            140,527
Loss from operations of discontinued
   businesses                                  (75,420)        (236,112)

In June 1997, the Company entered into an agreement with the former shareholders of HMT to rescind the Company's March 1996 acquisition of HMT. The HMT rescission agreement provides for the return of all of the HMT stock acquired by the Company to the former shareholders of HMT in exchange for $450,000 in cash (in payment of inter-company loans to HMT from the Company) and the 309,837 shares of the Company's common stock issued in connection with the acquisition. In connection with the rescission
agreement,   the  Company  and  HMT  entered  into   a   separate
Cooperative Marketing and Option Agreement. The Cooperative Marketing and Option Agreement provides both the Company and HMT the non-exclusive right, for a five (5) year period, to market each other's products, on a fee basis, and granted the Company a non-transferable option, exercisable at any time for eighteen months after the date of grant (June 9, 1997), to acquire approximately 10% of HMT, adjusted for stock splits, stock dividends, reclassifications, reorganizations, consolidations or mergers, for approximately $45,000 in cash. The HMT rescission agreement also had the effect of relieving the Company of its obligation to provide financing to HMT under the terms of the acquisition agreement. In connection with the rescission of the HMT acquisition agreement, the Company recognized a second quarter 1997 gain of approximately $281,000, which is to be reported in other income (expense), net as a component of operations from continuing businesses.

On November 14, 1997, the Company and the stockholders of HMG Health Care Claims Auditing, Inc.("HMG") entered into an agreement to exchange stock ( the "Agreement to Exchange Stock"). Pursuant to the Agreement to Exchange Stock, the Company is to acquire all of the outstanding stock of HMG in exchange for shares of the Company's common stock ( the "HMG Acquisition Shares). The number of HMG Acquisition Shares is to be determined at closing and are to be equal to 30% of the then outstanding common stock of the Company after giving effect to the issuance of the HMG Acuisition Shares. The acquisition of HMG is subject to, among other things, the Company obtaining debt financing to refinance the existing indebtedness of HMG ( approximately
$850,000) and pay other costs and expenses related to the acquisition. The Agreement to Exchange Stock originally contemplated a December 31, 1997 closing. The Company and HMG now contemplate a closing as soon as both the Company and HMG meet all of the conditions contained in the Agreement to Exchange Stock.
As of December 31,1996, the Company had not issued the $2,000,000 of additional shares of common stock ( common stock to be issued as shown in the accompanying

Consolidated Balance Sheet as of December 31, 1996) which were to have been issued to the founders and management of NSC ("Retiring Management") pursuant to the NSC acquisition agreement. In connection with the January 1997 agreement between the Company and Retiring Management, Retiring Management waived the issuance by the Company of the $2,000,000 shares of common stock which were to have been issued in connection with the acquisition agreement. As a result of the waiver by Retiring Management of the issuance of the $2,000,000 of additional shares of common stock which were to have been issued, the Company removed the common stock to be issued from the Company's consolidated balance sheet and recorded a non-recurring gain of $2,000,000 as of March 31, 1997. Such gain is included in other income (expense), net.

3.  NOTES  AND  DEBENTURES PAYABLE - On February  24,  1997,  the
Company issued $1,120,000 of 4% convertible debentures due October 1, 1998 in reliance upon exemptions under Regulation S of the Securities Act of 1993. These debentures are convertible at any time after 45 days from the date of their issuance until maturity into the Company's common stock at a conversion price equal to the lessor of (a) 80% of the average closing bid price of the Company's common stock for the 5 days preceding the issuance of the debentures or (b) 70% of the average closing bid price of the Company's common stock for the 5 days preceding the conversion date. The Company incurred costs in connection with this financing of $120,000 and received net proceeds of $1,000,000. The proceeds from the issuance of these debentures were used to pay amounts due trade and other creditors.

4. EMPLOYMENT AGREEMENTS - Subsequent to December 31, 1996, certain key employees subject to employment agreements resigned. As a result of such resignations, the Company wrote-off deferred compensation assets of approximately $304,000 and $340,000 in the first and second quarters of 1997, respectively. The related liabilities associated with such employment agreements continue to be outstanding obligations of the Company and were not adjusted as a result of such resignations.

5. STOCKHOLDERS' EQUITY - During the period from January 1, 1997 to March 31, 1997, the Company issued shares of its common stock for an aggregate cash consideration of approximately $152,000, 96,000 shares upon conversion of class A preferred stock, 321,060 shares upon conversion of $582,000 of convertible debt, plus accrued interest, and 169,000 shares, valued at approximately $200,000, in consideration for services rendered to the Company.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following table sets forth certain information derived from the Consolidated Financial Statements of the Company for the three months ended March 31, 1997 and 1996. The results from continuing operations include the operations of NSC, acquired in October 1995,and HMT, acquired in March 1996. NSC and HMT comprise the Company's healthcare segment. The results of operations from discontinued telecommunications businesses include the operations of TNI (including the operations of LCI and Comstar), ATI and CCI. These businesses were sold or otherwise disposed of in 1996 and 1997; consequently, the results of operations of these businesses and any gains from the disposition of these businesses for all periods presented have been reported as components of discontinued operations in the accompanying consolidated statements of operations.

                                                   Three Months Ended
                                                       March 31,
                                               -------------------------
                                                   1997         1996
                                               -----------   -----------
Operations of continuing businesses:
Net Revenues                                   $ 1,125,724   $   369,612
Cost of revenues                                      --         122,351
Selling and administrative expenses              1,023,039     1,233,472
Depreciation and amortization                      605,021       239,880
Interest income                                      2,018         3,359
Interest expense                                   111,565        38,438
Other income(expense), net                       1,888,014          --
Income(loss) from continuing operations before
    income taxes                                 1,276,131    (1,261,170)
Income(loss) from continuing operations          1,276,131      (807,265)
Operations of discontinued telecommunications
  businesses:
    Net Revenues                                   233,643       657,943
Cost of revenues                                      --         466,962
Selling and administrative expenses                266,292       502,118
Depreciation and amortization                       28,476        59,489
Interest income                                       --             971
Interest expense                                    20,217         7,039
Other income(expense), net                           5,922            55
Loss from operations of discontinued
  telecommunications businesses before
    income taxes                                   (75,420)     (376,639)
Loss from operations of discontinued
    telecommunications businesses                  (75,420)     (236,112)
Gain from disposition of telecommunications
    businesses                                      25,000           --

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, appearing elsewhere herein.

NET REVENUES

The increase in net revenues from continuing businesses for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is the result of the acquisition of HMT. HMT was acquired by the Company in March 1996 and disposed of in a rescission transaction on June 9, 1997 This increase was offset by a reduction in revenues from the Company's NSC subsidiary. HMT's revenues in the first quarter of 1997 were $1,048,987 as compared to $123,910 for the period from the date of the Company's acquisition of HMT to March 31, 1996. HMT's revenues for the first quarter of 1997 as compared to the first quarter of 1996 also reflect an increase in revenues from the sale of medical management computer software to a large hospital chain in the State of Florida. The revenues of NSC were $76,737 in the first quarter of 1997 compared to $245,702 in the first quarter of 1996. The decrease in NSC's revenues is the result of lower revenues from the Chrysler and Ford Motor Company contracts.

The revenues of the Company's discontinued telecommunications businesses were $233,643 in the 1997 first quarter compared to $657,943 in the 1996 first quarter. The decrease in revenues from the Company's discontinued telecommunications businesses is the result of the discontinuance of TNI's operations effective as of December 31, 1996. This decrease was somewhat offset by an increase in the revenues of the Company's ATI subsidiary from PPV services in Mexico. The Company's acquisition of ATI was rescinded in June 1997. See Note 2 to the Unaudited Consolidated Financial Statements included elsewhere herein.

COST OF REVENUES

The decrease in cost of revenues applicable to continuing operations is principally the result of lower revenues from NSC's healthcare cost recovery services and adjustments related to recoverable claims under the Chrysler contract.

The   decrease   in  the  cost  of  revenues  of  the   Company's
discontinued telecommunication businesses is the result of the discontinuance of TNI's operations effective as of December 31, 1996.

SELLING AND ADMINISTRATIVE EXPENSES

The decrease in selling and administrative expenses applicable to continuing operations is principally due to the reversal of accrued bonuses of $695,214 payable to Retiring Management but, waived by Retiring Management in connection with an agreement between the Company and the retiring management of NSC and the effect of cost reduction measures undertaken during the first quarter of 1997 due to continued operating losses. These decreases were offset by an increase in selling and administrative expenses arising from the March 1996 acquisition of HMT and charges to income related to employment agreements.

The decrease in selling and administrative expenses applicable to the operations of the Company's discontinued telecommunications businesses is principally the result of the discontinuance of TNI's operations effective as of December 31, 1996.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization applicable to continuing operations for the three months ended March 31, 1997 increased over the same period of last year by $365,141. This increase is principally due to the amortization of intangibles and goodwill recorded in connection with the Company's March 1996 acquisition of HMT, offset by lower amortization of intangibles and goodwill recorded in connection with the acquisition of NSC. The intangibles and goodwill recorded in connection with the acquisition of NSC were written-off by the Company effective as of December 31, 1996.

Depreciation and amortization applicable to the operations of the Company's discontinued telecommunications businesses declined principally as a result of the write-off in 1996 of goodwill related to the acquisitions of TNI and Comstar.

INTEREST EXPENSE

The increases from period-to-period in interest expense from both
continuing  operations  and  the  operations  of  the   Company's
discontinued telecommunications businesses are principally due to higher levels of borrowings outstanding.

OTHER INCOME (EXPENSE), NET

Other income (expense), net for the first quarter of 1997, includes a one-time gain of $2,000,000 to remove from the Company's consolidated balance sheet additional shares of the Company's common stock which were to have been issued to Retiring Management in connection with the NSC acquisition agreement. Pursuant to an agreement between the Company and Retiring Management, Retiring Management waived the issuance of such shares. Other income (expense), net for the first quarter of 1997 also includes financing fees related to the issuance of the Company's 4% $1,120,000 convertible debentures due October 1, 1998.

INCOME TAXES

As of December 31, 1996, the Company's deferred income tax assets exceeded its deferred income tax liabilities by approximately $4,000,000. No provision for income taxes applicable to continuing operations was made in the first quarter of 1997 due the Company having a net loss from continuing operations for income tax purposes. No provisions for tax applicable to the operations of discontinued businesses or the gain from the disposition of the Company's telecommunications businesses were made due to the Company having an overall net loss for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has continued to use cash in its operations and has relied on debt and equity financing to support its operations. See the accompanying Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996. The Company also anticipates that it will continue to consume cash until such time as it is able to successfully market NSC's healthcare management information systems technology and/or consummate the acquisition of HMG and generate profits from that business (see Note 2 to the Unaudited Consolidated Financial Statements included elsewhere herein).

The Company does not currently have any used or unused lines of credit, any other committed and unused financing facilities or other sources of liquidity other than from operations. The Company has continued to use cash in its operations, is continuing to experience cash flow difficulties and is subject to numerous proceedings by its creditors for repayment of trade and other obligations. Consequently, it is uncertain whether or not the Company will have sufficient cash resources, either from operations or from financing transactions, to carry on its business operations, in which case the Company would be required to seek other alternatives, including sale, merger or discontinuance of operations.

The  Company  is  pursuing  numerous  avenues  to  finance   its
continuing operations and consummate the acquisition of HMG but, there is no assurance that the Company will be able to obtain any additional financing, consummate the acquisition of HMG or, in the event the Company is able to consummate the acquisition of HMG, that the combined companies will generate sufficient cash flows from operations in order to sustain operations.

                          SYSTEMS   COMMUNICATIONS,   INC.    AND
SUBSIDIARIES
                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings

All material pending legal proceedings to which the Registrant and its subsidiaries are a party are described in the registrant's Annual Report on Form 10-K for the year ended December 31, 1996. There have been no changes in the status of such legal proceedings or any new information concerning such cases as of the date hereof.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

(4)14.# Form of Offshore Securities Subscription Agreement for $1,120,000 4% Convertible Debentures.
(10)35.## Heads of Agreement for change in Management of National Solutions Corporation.
(10)36.## Rescission Agreement, dated May 21, 1997 by and between the Company, Ameristar Telecommunications, Inc., Mark Woodward and Russell Armstrong.
(10)37.##  Promissory note dated May 21, 1997 between ATI and the
           Company.
(10)38.## Agreement dated as of June 9,1997 by and among the Company, Karen Wolfe and Eric Wolfe, Eric Wolfe, on behalf of his infant son, Tyler Wolfe, and Lori Wolfe, wife of Eric Wolfe, on behalf of herself and her infant son Tyler Wolfe.
(10)39.##  Cooperative Marketing and Option Agreement dated June 9,
           1997 between HMT and the Company.
(10)40.## Purchase and Sale Agreement between TNI and International TeleData Corporation dated January 31, 1997.
(10)41.## Form of Convertible Debenture in the amount of $500,000 between International TeleData Corporation and TNI.
(10)42.## Memorandum dated June 16, 1997 from the Department of the Army regarding renewal of the Cooperative Research and Development Agreement between the Company and the Department of the Army.
(10)43.### Agreement to Exchange Stock, dated November 14, 1997, by and between Grant Kolb and Patrick Loeprich (as "Sellers") and the Company.
(17)1.##   Resignation Letter of Stephen Williams.
(17)2.##   Resignation Letter of David J. Olivet.
(27)4.  *  Financial Data Schedule ( Three Months Ended March  31, 1997).

(b)  Reports on Form 8-K:

1. The Company filed a Form 8-K on March 27, 1997. The date of the earliest event reported was November 21, 1996. On November 21, 1996 and November 26, 1996, the Company issued $300,000 and $200,000, respectively, of 10% Cumulative Convertible Debentures to RIC Investment Fund, Ltd. and RANA Investment Company, respectively. Each of these debentures are due one year from the date of issuance. On February 28, 1997, the Company issued a $1,120,000 4% Cumulative Convertible Debenture due October 1, 1998 to Timboon, Ltd. The issuance of all of these Debentures were made in reliance on Regulation S pursuant to an Offshore Offering and Distribution Agreement between the Company and Victory Investments, LLC, as placement agent.

2. The Company filed a Form 8-K on July 28,1997. The date of the earliest event reported was the sale, on January 31,1997, of substantially all of the operating assets of TNI. Other events reported in the Form 8-K were the rescission of the ATI and HMT acquisition agreements in May and June, 1997, respectively, disclosure regarding the late filings of reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 and certain other events, including recent management and directorship changes, and the status of certain legal and administrative proceedings in which the Company is involved.

3. The Company filed a Form 8-K on November 21, 1997. The date of the earliest event reported was November 14, 1997. On November
14, 1997, the Company and the stockholders of HMG Health Care Claims Auditing, Inc.("HMG") entered into an agreement to exchange stock ( the "Agreement to Exchange Stock"). Pursuant to the Agreement to Exchange Stock, the Company is to acquire all of the outstanding stock of HMG in exchange for shares of the Company's common stock ( the "HMG Acquisition Shares). The number of HMG Acquisition Shares is to be determined at closing and are to be equal to 30% of the then outstanding common stock of the Company after giving effect to the issuance of the HMG Acuisition Shares. The acquisition of HMG is subject to, among other things, the Company obtaining debt financing to refinance the existing indebtedness of HMG ($850,000) and pay other costs and expenses related to the acquisition. The Agreement to Exchange Stock contemplated a December 31, 1997 closing.


#    Incorporated by reference to the Company's Current Report on
   Form 8-K as filed on March 27, 1997.

## Incorporated by reference to the Company's Current Report on Form 8-K, as filed on July 28,1997.

### Incorporated by reference to the Company's Current Report on Form 8-K, as filed on November 21,1997.

*   Filed herewith

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMS COMMUNICATIONS, INC.                 Date: February 20,1998


By /s/ James T. Kowalczyk
  ----------------------------
  James T. Kowalczyk
  President, Principal Executive Officer
  and Director

By /s/ Edwin B. Salmon
  ----------------------------
  Edwin B. Salmon
  Principal Accounting Officer
  and Director

                                  INDEX TO EXHIBITS

EXHIBIT NUMBER

(4)14.# Form of Offshore Securities Subscription Agreement for $1,120,000 4% Convertible Debentures.
(10)35.## Heads of Agreement for change in Management of National Solutions Corporation.
(10)36.## Rescission Agreement, dated May 21, 1997 by and between the Company, Ameristar Telecommunications, Inc., Mark Woodward and Russell Armstrong.
(10)37.##  Promissory note dated May 21, 1997 between ATI and the Company.
(10)38.## Agreement dated as of June 9,1997 by and among the Company, Karen Wolfe and Eric Wolfe, Eric Wolfe, on behalf of his infant son, Tyler Wolfe, and Lori Wolfe, wife of Eric
           Wolfe, on behalf of herself and her infant son Tyler Wolfe.
(10)39.## Cooperative Marketing and Option Agreement dated June 9, 1997 between HMT and the Company.
(10)40.## Purchase and Sale Agreement between TNI and International TeleData Corporation dated January 31, 1997.
(10)41.## Form of Convertible Debenture in the amount of $500,000 between International TeleData Corporation and TNI.
(10)42.## Memorandum dated June 16, 1997 from the Department of the Army regarding renewal of the Cooperative Research and Development Agreement between the Company and the Department of the Army.
(10)43.### Agreement to Exchange Stock, dated November 14, 1997, by and between Grant Kolb and Patrick Loeprich (as "Sellers") and the Company.
(17)1.##   Resignation Letter of Stephen Williams.
(17)2.##   Resignation Letter of David J. Olivet.
(27)4.  *  Financial Data Schedule ( Three Months Ended March  31, 1997).

# Incorporated by reference to the Company's Current Report on Form 8-K as filed on March 27, 1997.

## Incorporated by reference to the Company's Current Report on Form 8-K, as filed on July 28,1997.

### Incorporated by reference to the Company's Current Report on Form 8-K, as filed on November 21,1997.

*    Filed herewith