Form 10-Q
period 1997-06-30
SYSTEMS COMMUNICATIONS INC
filed 1998-02-24
CIK 949857

FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-26668

SYSTEMS COMMUNICATIONS, INC.
----------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

FLORIDA                                                 65-0036344
----------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

4707 140th Avenue North, Suite 107, Clearwater, FL.       33762
----------------------------------------------------------------------------
(Address of principal executive offices)                (ZIP Code)


Registrant's  telephone number, including area  code       813-530-4800
----------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) had filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes___          No  x_

Number of shares outstanding of the issuer's Common Stock, par value .001 per share, as of June 30, 1997 - 11,183,961 shares.

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30,    DECEMBER 31,
                                                      1997           1996
                                                    ----------    ----------
                                                    (UNAUDITED)
            ASSETS
Current assets:
   Cash and cash equivalents                         $134,012     $   61,039
   Accounts receivable, less allowance for
     doubtful accounts of $8,404 in 1997 and
     $28,074 in 1996                                   53,677        802,079
   Notes receivable from officers and employees        52,000        102,000
   Other current assets                               193,671        438,763
                                                    ---------      ---------
Total current assets                                  433,360      1,403,881
                                                    ---------      ---------
Furniture and equipment                             1,060,045      1,812,867
   Less accumulated depreciation                     (290,316)      (587,598)
                                                    ---------      ---------
     Net furniture and equipment                      769,729      1,225,269

Note receivable from the sale of assets, less
   allowance of $500,000                                 --             --
Deferred compensation                                 116,075        662,199
Intangible assets, net of accumulated amortization
  of $150,000 in 1997 and $566,666 in 1996               --        1,083,334
Excess of cost over fair value of net assets
  acquired, net of accumulated amortization of
  $75,034 in 1996                                        --        1,298,950
Other non-current assets                              171,192        173,667
                                                    ---------      ---------
                                                   $1,490,356    $ 5,847,300
                                                    =========      =========

See Notes to Consolidated Financial Statements

                SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)

                                                      JUNE 30,    DECEMBER 31,
                                                        1997          1996
                                                     ----------   -----------
                                                    (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY IN ASSETS)
Current liabilities:
   Borrowings under lines of credit                 $      --      $   182,651
   Current portion of notes and debentures payable    3,350,017      3,180,758
   Current portion of obligations under capital
       leases                                           193,134        242,477
   Accounts payable                                     902,713      1,452,192
   Accrued expenses and other current liabilities       946,746        881,675
   Accrued compensation and employee benefits           737,056      1,528,153
   Deferred revenue                                        --          440,232
                                                     ----------     ----------
Total current liabilities                             6,129,666      7,908,138

Obligations under capital leases, less current
   portion                                              176,235        458,654
Accrued compensation                                    491,720        676,261
Other long-term liabilities                              63,578         72,573
                                                     ----------     ----------
Total liabilities                                     6,861,199      9,115,626
                                                     ----------     ----------
Common stock subject to rescission                      674,124        709,124
                                                     ----------     ----------
Stockholders' equity (deficiency in assets):
  Class A convertible preferred stock, stated value
    and liquidation preference $1.00 per share;
    authorized 5,000,000 shares, issued and
    outstanding 192,000 shares in 1996                      --             630
  Class B convertible preferred stock, stated value
    and liquidation preference - $1.00 per share;
    authorized 10,000,000 shares, issued and
    outstanding 3,553,125  shares  in  1997  and
    4,550,000 shares in 1996                          1,945,820      2,491,745
  Common stock - $.001 par value; authorized
    50,000,000 shares, issued and outstanding
    11,183,961 shares in 1997 and 10,626,874 shares
    in 1996                                              11,184         10,627
  Common stock to be issued                                --        2,000,000
  Additional paid in capital                         16,472,515     16,823,526
  Accumulated deficit                               (24,474,486)   (25,303,978)
                                                     ----------     ----------
Total stockholders' equity (deficiency in assets)   ( 6,044,967)   ( 3,977,450)
                                                     ----------     ----------
                                                    $ 1,490,356    $ 5,847,300
                                                     ==========     ==========

See Notes to Consolidated Financial Statements

                         SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Six Months Ended    Three Months Ended
                                        June 30,            June 30,
                                 ----------------------------------------------
                                    1997        1996       1997       1996
                                 ----------  ----------  ----------  ----------
                                (UNAUDITED)  (UNAUDITED) (UNAUDITED) (UNAUDITED)

Net revenues                    $ 1,467,344   $ 709,863  $ 341,620  $ 340,251
                                  ---------   ---------   --------    -------
Costs and expenses:
  Cost of revenues                   90,849     155,722     90,849     33,371
  Selling and administrative
     expenses                     2,588,603   3,228,933  1,214,133  1,995,461
  Depreciation and amortization     442,396     526,729    188,806    286,849
                                  ---------   ---------  ---------  ---------
                                  3,121,848   3,911,384  1,493,788  2,315,681
                                  ---------   ---------  ---------  ---------
                                 (1,654,504) (3,201,521)(1,152,168)(1,975,430)
Interest income                       3,044      10,431      1,026      7,072
Interest expense                   (248,529)   (149,737)  (136,964)  (111,299)
Other income(expense), net        2,166,470        --      278,456        --
                                  ---------   ---------  ---------  ---------
Income(loss) from continuing
 operations before income taxes     266,481  (3,340,827)(1,009,650)(2,079,657)
Provision(benefit) for income
 taxes                                 --    (1,079,500)      --     (625,595)
                                  ---------   ---------  ---------  ---------
Income(loss) from continuing
 operations                         266,481  (2,261,327)(1,009,650)(1,454,062)
                                  ---------   ---------  ---------  ---------

Discontinued operations:
  Loss from operations of
   discontinued telecommunications
   businesses (less income tax
   benefit of $237,500 and
   $140,527 in 1996, respectively) ( 76,381)  ( 428,507)      (961)  (192,395)
  Gain from disposition of
   telecommunication businesses     639,392        --      614,392        --
                                  ---------    --------  ---------   --------
                                    563,011   ( 428,507)   613,431   (192,395)
                                  ---------    --------  ---------   ---------
Net income(loss)                 $  829,492 $(2,689,834) $(396,219)$(1,646,457)
                                  =========   =========  =========   ==========
Earnings(loss) per share:
  Income(loss)from continuing
   operations                    $      .03 $      (.29) $    (.09)$      (.17)
  Income(loss) from discontinued
   telecommunications businesses        --         (.05)        --        (.02)
  Gain from disposition of
   telecommunications businesses        .05         --         .05          --
                                  ---------   ---------  ---------    --------
  Net income (loss)              $      .08 $      (.34) $    (.04)$      (.19)
                                  =========   =========  =========    ========
Weighted average number of
   common shares outstanding     10,936,609   7,894,808 11,272,699   8,398,362
                                  =========   ========= ==========   ==========

See Notes to Consolidated Financial Statements

                      SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          June30,
                                               ---------------------------
                                                    1997          1996
                                               ---------------------------
                                                (UNAUDITED)     (UNAUDITED)
Net cash used in operating activities          $(1,475,539)    $(2,458,875)
                                               -----------     -----------
Cash flows from investing activities:
 Acquisitions of businesses, net of cash
        acquired                                       --          (46,817)
 Disposition of businesses, net of cash
     of businesses disposed of                     368,343            --
 Expenditures for furniture and equipment          (23,751)       (448,509)
 Notes receivable from officers                        --          (50,000)
 Other                                               2,474            --
                                                ----------      ----------
Net cash provided by (used in)
   investing activities                            347,066        (545,326)
                                                ----------      ----------
Cash flows from financing activities:
 Proceeds from issuance of common stock            229,500       1,826,129
 Proceeds from notes and debentures payable      1,261,366         547,857
 Payments on notes, debentures and
   capital lease obligations                      (170,425)       (218,205)
 Payments on borrowings under lines of credit      (75,000)         (8,484)
 Payments on common stock subject to rescission    (35,000)            --
 Other                                              (8,995)            --
                                                ----------      ----------
Net cash provided by financing activities        1,201,446       2,147,297
                                                ----------      ----------
Net increase (decrease)in cash                      72,973        (856,904)
Cash and cash equivalents at beginning
   of the period                                    61,039         964,714
                                                ----------      ----------
Cash and cash equivalents at end of the period  $  134,012      $  107,810
                                                ==========      ==========


                         SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



Supplemental Disclosure of Cash Flow Information and Non-cash Investing and Financing Activities:

                                                            June 30,
                                                     ---------------------
                                                       1997        1996
                                                     ----------  ---------
   Equipment capital lease obligations              $    73,184  $ 701,475
   Issuance of common stock upon conversion
     of notes and debentures payable                    716,318    199,007
   Issuance of common stock as compensation             262,173    199,865
   Waiver of common stock to be issued                2,000,000       --
   Waiver of bonuses payable                            695,214       --
   Cash paid during the period for:
     Interest                                            76,217       --
     Income taxes                                           --        --


See Notes to Consolidated Financial Statements

                 SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997


1. SIGNIFICANT ACCOUNTING POLICIES - The unaudited consolidated balance sheet at June 30, 1997, the unaudited consolidated statements of operations for the six and three months ended June 30, 1997 and 1996 and unaudited consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results for the full fiscal year.

The operating, investing and financing activities included in the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996 are presented net of the assets and liabilities disposed of by the Company in connection with the rescission of the ATI and HMT acquisition agreements and the assets and liabilities acquired in connection with business acquisitions. See Note 2.

2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES - Effective March 12, 1996, the Company acquired all of the outstanding stock of Health Management Technologies, Inc. ("HMT"), whose principal business is the development, sale and maintenance of medical management computer software, for 309,837 shares of its common stock valued at $2,000,000. The total purchase price was
$2,140,000, including costs of $140,000. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $1,373,984 and was assigned a useful life of 15 years. The net assets acquired included $1,500,000 of medical management computer software, which was assigned a useful life of 3 years.

The following unaudited pro forma summary operating results for the six months ended June 30, 1996, include the results of operations of HMT (with pro forma adjustments for amortization of goodwill and intangible assets acquired) as if HMT was acquired as of January 1, 1996. The pro forma summary is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future operating results of the combined companies.


                                                       Six Months Ended
                                                         June 30, 1996
                                                         -------------
Net revenues from continuing operations                    $   912,935
                                                           -----------
Loss from continuing operations                            $ 2,293,461
                                                           -----------
Loss from operations of discontinued
    telecommunications businesses                          $   428,507
                                                           -----------
Net Loss                                                   $ 2,721,968
                                                           -----------
Loss per share:
  Loss from continuing operations                          $       .27
  Loss from operations of discontinued
     telecommunications businesses                                 .05
                                                           -----------
       Net loss                                            $       .32
                                                           ===========

In January 1997 and May 1997, the Company disposed of substantially all of the remaining assets of its telecommunications segment. In January 1997, the Company sold, in two separate transactions (i) TNI's long-distance customer base and existing customer receivables for $76,000 in cash and (ii) TNI's utility audit division customer base, agreements and work-in-process for $25,000 in cash and a $500,000 convertible debenture issued by the acquiring company. No value was assigned to the $500,000 convertible debenture received by the Company. By its terms, the convertible debenture is due on January 31, 1999 and bears interest at 8% per annum beginning on April 2, 1997 and through the date of conversion. Such conversion is at the average bid and ask prices of the acquiring company's common stock on the effective date of a registration statement covering the shares issuable upon conversion of the convertible debenture. Included in the consolidated statements of operations for the six months and three months ended June 30, 1997, is a gain of $25,000 from the sale of the assets of TNI's utility audit division.

In May 1997, the Company and ATI entered into an agreement to rescind the August 1994 acquisition of ATI. The ATI rescission agreement provides for the return of all of the ATI stock acquired by the Company to the former ATI shareholders in exchange for 684,410 shares of the Company's common stock, the 6% acquisition notes payable issued to the former shareholders of ATI and unexercised warrants to purchase 168,668 shares of the Company's common stock. In connection with the rescission of the ATI acquisition, ATI issued a promissory note to the Company in the amount of $180,000, payable upon the default by ATI of payments due under certain of its lease agreements (those quaranteed by the Company). Payments due the Company under the promissory note are to be equal to the amount, if any, the Company may be required to pay under the lease guaranty agreement(s) entered into between the Company and ATI's equipment lessor(s). In connection with the rescission of the ATI acquisition agreement, the Company recognized a gain of approximately $614,000 in the second quarter of 1997 ( including $105,000 attributable to common stock purchase warrants issued in 1995 to the former shareholders of ATI in consideration of extension of indebtedness).

The operating results of the Company's discontinued telecommunications businesses and the gains from the disposition of TNI's audit division and ATI have been reported as components of discontinued operations in the accompanying unaudited statements of operations for all periods presented.

The   assets   and  liabilities  of  the  Company's  discontinued
telecommunications  businesses  included  in   the   accompanying
consolidated balance sheets as of June 30, 1997 and December 31, 1996 are summarized as follows:

                               June 30,           December 31,
                                  1997               1996
                                --------            --------
Current assets                $     --            $  332,856
Total assets                        --               660,094
Current liabilities              291,542             886,206
Total liabilities                291,542           1,078,026

The revenues, costs and expenses of the Company's discontinued telecommunications businesses, included in loss from operations of discontinued telecommunications businesses in the accompanying consolidated statements of operations for the six months and three months ended June 30, 1997 and 1996, are summarized as follows:

                                         Six Months            Three Months
                                        Ended June 30,         Ended June 30,
                                    --------------------  --------------------
                                      1997     1996         1997      1996
                                    -------- -----------  ---------  ---------
Net revenues                        $405,617 $ 1,268,477  $ 171,974  $ 610,534
Cost of revenues                        --       853,064       --      386,102
Selling and administrative expenses  408,411     934,266    142,119    432,148
Depreciation and amortization         47,460     133,751     18,984     74,262
Interest income                         --         1,026       --           55
Interest expense                      32,049      14,429     11,832      7,390
Other income (expense), net            5,922        --         --          (55)
Loss from operations of discontinued
   businesses, before income taxes   (76,381)   (666,007)      (961)  (289,368)
Income tax benefit                      --       237,500       --       96,973
Loss from operations of discontinued
    businesses                       (76,381)   (428,507)      (961)  (192,395)

In June 1997, the Company entered into an agreement with the former shareholders of HMT to rescind the Company's March 1996 acquisition of HMT. The HMT rescission agreement provides for the return of all of the HMT stock acquired by the Company to the former shareholders of HMT in exchange for $450,000 in cash (in payment of inter-company loans to HMT from the Company) and the 309,837 shares of the Company's common stock issued in connection with the acquisition. In connection with the rescission
agreement,   the  Company  and  HMT  entered  into   a   separate
Cooperative Marketing and Option Agreement. The Cooperative Marketing and Option Agreement provides both the Company and HMT the non-exclusive right, for a five (5) year period, to market each other's products, on a fee basis, and granted the Company a non-transferable option, exercisable at any time for eighteen months after the date of grant (June 9, 1997), to acquire approximately 10% of HMT, adjusted for stock splits, stock dividends, reclassifications, reorganizations, consolidations or mergers, for approximately $45,000 in cash. The HMT rescission agreement also had the effect of relieving the Company of its obligation to provide financing to HMT under the terms of the acquisition agreement. In connection with the rescission of the HMT acquisition agreement, the Company recognized a second quarter 1997 gain of approximately $281,000, which is reported in other income (expense), net as a component of operations from continuing businesses.

On  November  14, 1997, the Company and the stockholders  of  HMG
Health   Care  Claims  Auditing,  Inc.("HMG")  entered  into   an
agreement to exchange stock (the "Agreement to Exchange Stock"). Pursuant to the Agreement to Exchange Stock, the Company is to acquire all of the outstanding stock of HMG in exchange for shares of the Company's common stock (the "HMG Acquisition
Shares").  The  number  of  HMG  Acquisition  Shares  is  to   be
determined at closing and are to be equal to 30% of the then outstanding common stock of the Company after giving effect to the issuance of the HMG Acquisition Shares. The acquisition of HMG is subject to, among other things, the Company obtaining debt
financing   to  refinance  the  existing  indebtedness   of   HMG
(approximately $850,000) and pay other costs and expenses related to the acquisition. The Agreement to Exchange Stock originally contemplated a December 31, 1997 closing. The Company and HMG now contemplate a closing as soon as both the Company and HMG meet all of the conditions contained in the Agreement to Exchange Stock.

As of December 31,1996, the Company had not issued the $2,000,000 of additional shares of common stock (common stock to be issued as shown in the accompanying consolidated balance sheet as of December 31, 1996) which were to have been issued to the founders and management of NSC ("Retiring Management") pursuant to the NSC acquisition agreement. In connection with the January 1997 agreement between the Company and Retiring Management, Retiring Management waived the issuance by the Company of the $2,000,000 shares of common stock which were to have been issued in connection with the acquisition agreement. As a result of the waiver by Retiring Management of the issuance of the $2,000,000 of additional shares of common stock which were to have been issued, the Company removed the common stock to be issued from the Company's consolidated balance sheet and recorded a non-recurring gain of $2,000,000 as of March 31, 1997. Such gain is included in other income (expense), net.

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

5.STOCKHOLDERS' EQUITY - Following is a summary of common stock transactions for the period from January 1, 1997 to June 30, 1997:

                                                    Shares     Amount
                                                    -------  ----------
      Issuance  of common stock for cash            203,556    $229,500
      Issuance of common stock upon:
       Conversion  of  Class  A Preferred  Stock     96,000       --
       Conversion  of  Class  B Preferred  Stock    362,500       --
       Conversion  of  convertible  debt            577,421     716,318
      Issuance of common stock as compensation      311,857     262,173
      Rescission  of  business  acquisitions       (994,247) (2,000,000)

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following table sets forth certain information derived from the Consolidated Financial Statements of the Company for the six months and three months ended June 30, 1997 and 1996. The results from continuing operations include the operations of NSC, acquired in October 1995,and HMT, acquired in March 1996. NSC and HMT comprise the Company's healthcare segment. The results of operations from discontinued telecommunications businesses include the operations of TNI (including the operations of LCI and Comstar), ATI and CCI. These businesses were sold or otherwise disposed of in 1996 and 1997; consequently, the results of operations of these businesses and the gains from the disposition of these businesses for all periods presented have been reported as components of discontinued operations in the accompanying consolidated statements of operations.

                                        Six Months Ended    Three Months Ended
                                            June 30,             June 30,
                                        --------------------  --------------------
                                           1997      1996        1997      1996
                                        ---------  ---------  ----------  ---------
Operations of continuing businesses:
Net revenues                           $1,467,344   $709,863  $  341,620  $ 340,251
Cost of revenues                           90,849    155,722      90,849     33,849
Selling and administrative expenses     2,588,603  3,228,933   1,214,133  1,995,461
Depreciation and amortization             442,396    526,729     188,806    286,849
Interest income                             3,044     10,431       1,026      7,072
Interest expense                          248,529    149,737     136,964    111,299
Other income(expense), net              2,166,470       --       278,456       --
Income(loss) from continuing
  operations before income taxes          266,481 (3,340,827) (1,009,650)  (2,079,657)
Income(loss) from continuing operations   266,481 (2,261,327) (1,009,650)  (1,454,062)
Operations of discontinued
  telecommunications businesses:
    Net revenues                          405,617  1,268,477     171,974      610,534
    Cost of revenues                          --     853,064         --       386,102
    Selling and administrative expenses   408,411    934,266     142,119      432,148
    Depreciation and amortization          47,460    133,751      18,984       74,262
    Interest income                          --        1,026         --            55
    Interest expense                       32,049     14,429      11,832        7,390
    Other income(expense), net              5,922       --           --     (      55)
    Loss from operations of discontinued
      telecommunications businesses
      before income taxes                 (76,381)  (666,007)       (961)    (289,368)
    Loss from operations of discontinued
    telecommunications businesses         (76,381)  (428,507)       (961)    (192,395)
Gain from disposition of
    telecommunications businesses         639,392        --      614,392         --

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, appearing elsewhere herein.

NET REVENUES

The increase in net revenues from continuing businesses for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 is the result of the acquisition of HMT. HMT was acquired by the Company in March 1996 and disposed of in a rescission transaction on June 9, 1997 (see Note 2 to the accompanying Unaudited Consolidated Financial Statements). HMT revenues included in the accompanying Consolidated Statements of Operations for the six months ended June 30,1997 were $1,311,055, compared to $465,160 for the six months ended June 30, 1996. This increase was offset, slightly, by lower revenues from NSC's healthcare cost recovery services under the Chrysler and Ford Motor service agreements.

The increase in net revenues from continuing businesses for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 reflects a decrease in HMT revenues of $79,182, principally as a result of the rescission of the HMT acquisition agreement, and an increase in NSC revenues of $80,551, principally as a result of adjustments to recoverable healthcare claims under the Chrysler service agreement.

The decrease in revenues from the Company's discontinued telecommunications businesses from period to period is the result of the discontinuance of TNI's operations effective as of December 31, 1996. These decreases were somewhat offset by increases from period to period in the revenues of the Company's ATI subsidiary, principally from PPV services in Mexico. The Company's acquisition of ATI was rescinded in June 1997. See Note 2 to the accompanying Unaudited Consolidated Financial Statements included elsewhere herein.

COST OF REVENUES

The decrease in cost of revenues applicable to continuing operations for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 is principally the result of lower revenues from NSC's healthcare cost recovery services, offset by adjustments related to recoverable healthcare claims under the Chrysler services agreement.

The increase in cost of revenues applicable to continuing operations for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 is principally the result of adjustments related to recoverable healthcare claims under the Chrysler services agreement.

The   decreases  in  the  cost  of  revenues  of  the   Company's
discontinued telecommunication businesses from period  to  period
are   the  result  of  the  discontinuance  of  TNI's  operations effective as of December 31, 1996.

SELLING AND ADMINISTRATIVE EXPENSES

The decreases in selling and administrative expenses applicable to continuing operations from period to period reflect the reversal of accrued bonuses of $695,214 in the first quarter of 1997 which were payable to Retiring Management but, waived by Retiring Management in connection with an agreement between the Company and the retiring management of NSC and cost reductions initiated by the Company during the first quarter of 1997 due to continued operating losses. These decreases were offset to some extent by increases resulting from the March 1996 acquisition of HMT and the write-off of deferred compensation assets of approximately $304,000 and $340,000 in the first and second quarters of 1997, respectively.

The decrease in selling and administrative expenses applicable to the operations of the Company's discontinued telecommunications businesses is principally the result of the discontinuance of TNI's operations effective as of December 31, 1996.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization applicable to continuing operations for the six and three months ended June 30, 1997 decreased as compared to the same periods of last year. These decreases are principally due to lower amortization of intangibles and goodwill recorded in connection with the Company's March 1996 acquisition of HMT and the write of intangibles and goodwill recorded in connection with the acquisition of NSC, effective as of December 31, 1996. As mentioned above, the HMT acquisition agreement was rescinded on June 9, 1997.

Depreciation and amortization applicable to the operations of the Company's discontinued telecommunications businesses declined from period to period principally as a result of the write-off in 1996 of goodwill related to the acquisitions of TNI and Comstar.

INTEREST EXPENSE

The increases from period-to-period in interest expense from both
continuing  operations  and  the  operations  of  the   Company's
discontinued telecommunications businesses are principally due to higher levels of borrowings outstanding.

OTHER INCOME (EXPENSE), NET

Other income (expense), net for the six and three months ended June 30, 1997 reflect a one-time gain of $2,000,000 recorded in the first quarter to remove from the Company's consolidated balance sheet additional shares of the Company's common stock which were to have been issued to Retiring Management in connection with the NSC acquisition agreement and a gain recorded in the second quarter of approximately $281,000 from the disposition of HMT. Income (expense), net for the first six months of 1997 also includes financing fees related to the issuance of the Company's 4% $1,120,000 convertible debentures due October 1, 1998.

INCOME TAXES

As of December 31, 1996, the Company's deferred income tax assets exceeded its deferred income tax liabilities by approximately $4,000,000. No provisions for income taxes applicable to continuing operations were made in the first or second quarters of 1997 due the Company having a net loss from continuing operations for income tax purposes. No provisions for tax applicable to the operations of discontinued businesses or the gain from the disposition of the Company's telecommunications businesses were made due to the Company having an overall net loss for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has continued to use cash in its operations and has relied on debt and equity financing to support its operations. The Company also generated cash of approximately $ 358,000 from the disposition of businesses during the second quarter of 1997. See the accompanying Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996. The Company anticipates that it will continue to consume cash until such time as it is able to successfully market NSC's healthcare management information systems technology and/or consummate the acquisition of HMG and generate profits from that business (see
Note 2 to the accompanying Unaudited Consolidated Financial Statements included elsewhere herein).

The total assets of the Company and its subsidiaries decreased by $4,356,944 from December 31, 1996 to June 30, 1997. This decrease is principally the result of the rescission of the ATI and HMT acquisition agreements in May and June 1997, respectively, amortization and depreciation and the write-off of deferred compensation assets. Similarly, total liabilities and stockholders' equity decreased by $2,254,427 and $2,067,517, respectfully. The decrease in total liabilities principally reflects the effect of the rescission of the ATI and HMT acquisition agreements and reductions in amounts due trade and other creditors (including the reversal of bonuses due to Retiring Management), offset by a net increase in notes and debentures payable. The decrease in total stockholders' equity principally reflects the effect of the rescission of the HMT acquisition agreement, the sale of common stock by the Company in reliance upon exemptions under Regulation D of the Securities Act of 1933, conversions of debt into common stock and earnings for the period, which included non-recurring gains of $2,000,000 from the removal of common stock to be issued from the Company's consolidated balance sheet, as of March 31, 1997, and approximately $920,000 from the rescission of the ATI and HMT acquisition agreements ( see Note 2 to the accompanying Unaudited Consolidated Financial Statements).

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


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

(10)35.##  Heads of Agreement for change in Management of
           National Solutions Corporation.
(10)36.##  Rescission Agreement, dated May 21, 1997 by and
           between the Company, Ameristar Telecommunications, Inc.,
           Mark Woodward and Russell Armstrong.
(10)37.##  Promissory note dated May 21, 1997 between ATI and the
           Company.
(10)38.## Agreement dated as of June 9,1997 by and among the Company, Karen Wolfe and Eric Wolfe, Eric Wolfe, on behalf of his infant son, Tyler Wolfe, and Lori Wolfe, wife of Eric
           Wolfe, on behalf of herself and her infant son Tyler Wolfe.
(10)39.## Cooperative Marketing and Option Agreement dated June 9, 1997 between HMT and the Company.
(10)40.## Purchase and Sale Agreement between TNI and International TeleData Corporation dated January 31, 1997.
(10)41.##  Form of Convertible Debenture in the amount of $500,000 between International TeleData Corporation and TNI.
(10)42.##  Memorandum dated June 16, 1997 from the Department of the Army regarding renewal of the Cooperative Research and Development Agreement between the Company and the Department of the Army.
(10)43.### Agreement to Exchange Stock, dated November 14, 1997, by and between Grant Kolb and Patrick Loeprich (as "Sellers") and the
           Company.
(17)1.##   Resignation Letter of Stephen Williams.
(17)2.##   Resignation Letter of David J. Olivet.
(27)5.  *    Financial Data Schedule ( Six Months  Ended  June  30, 1997).

(b)  Reports on Form 8-K:

1. The Company filed a Form 8-K on July 28,1997. The date of the earliest event reported was the sale, on January 31, 1997, of substantially all of the operating assets of TNI. Other events reported in the Form 8-K were the rescission of the ATI and HMT acquisition agreements in May and June, 1997, respectively, disclosure regarding the late filings of reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 and certain other events, including recent management and directorship changes, and the status of certain legal and administrative proceedings in which the Company is involved.

2. The Company filed a Form 8-K on November 21, 1997. The date of the earliest event reported was November 14, 1997. On November
14,  1997,  the Company and the stockholders of HMG  Health  Care
Claims  Auditing,  Inc.("HMG")  entered  into  an  agreement   to
exchange stock ( the "Agreement to Exchange Stock"). Pursuant to the Agreement to Exchange Stock, the Company is to acquire all of the outstanding stock of HMG in exchange for shares of the Company's common stock ( the "HMG Acquisition Shares"). The number of HMG Acquisition Shares is to be determined at closing and are to be equal to 30% of the then outstanding common stock of the Company after giving effect to the issuance of the HMG Acuisition Shares. The acquisition of HMG is subject to, among other things, the Company obtaining debt financing to refinance the existing indebtedness of HMG ($850,000) and pay other costs and expenses related to the acquisition. The Agreement to Exchange Stock contemplated a December 31, 1997 closing.


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

SYSTEMS  COMMUNICATIONS, INC.               Date:  February  24, 1998


By /s/ James T. Kowalczyk
  ----------------------------
  James T. Kowalczyk
  President, Principal Executive Officer
  and Director

By /s/ Edwin B. Salmon
  ----------------------------
  Edwin B. Salmon
  Principal Accounting Officer
  and Director


                                  INDEX TO EXHIBITS

EXHIBIT NUMBER

(10)35.##   Heads of Agreement for change in Management of
            National Solutions Corporation.
(10)36.##   Rescission Agreement, dated May 21, 1997 by and
            between the Company, Ameristar Telecommunications, Inc.,
            Mark Woodward and Russell Armstrong.
(10)37.##   Promissory note dated May 21, 1997 between ATI and the
            Company.
(10)38.##   Agreement dated as of June 9,1997 by and among the
            Company, Karen Wolfe and Eric Wolfe, Eric Wolfe, on behalf of his infant son, Tyler Wolfe, and Lori Wolfe, wife of Eric
            Wolfe, on behalf of herself and her infant son Tyler Wolfe.
(10)39.##   Cooperative Marketing and Option Agreement dated June 9, 1997 between HMT and the Company.
(10)40.##   Purchase and Sale Agreement between TNI and International
            TeleData Corporation dated January 31, 1997.
(10)41.##   Form of Convertible Debenture in the amount of $500,000
            between International TeleData Corporation and TNI.
(10)42.##   Memorandum dated June 16, 1997 from the Department of
            the Army regarding renewal of the Cooperative Research and
            Development Agreement between the Company and the Department of the Army.
(10)43.###  Agreement to Exchange Stock, dated November 14, 1997, by and  between Grant Kolb and Patrick Loeprich (as "Sellers")
            and the Company.
(17)1.##    Resignation Letter of Stephen Williams.
(17)2.##    Resignation Letter of David J. Olivet.
(27)5.  *   Financial Data Schedule ( Six Months  Ended  June  30, 1997).

## Incorporated by reference to the Company's Current Report on Form 8-K, as filed on July 28,1997.

### Incorporated by reference to the Company's Current Report on Form 8-K, as filed on November 21,1997.

*   Filed herewith