Form 10-Q
period 1997-09-30
SYSTEMS COMMUNICATIONS INC
filed 1998-02-25
CIK 949857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended September 30, 1997

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-26668

SYSTEMS COMMUNICATIONS, INC.
------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

FLORIDA                                                 65-0036344
------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

4707 140th Avenue North, Suite 107, Clearwater, FL.       33762
------------------------------------------------------------------------------
(Address of principal executive offices)                (ZIP Code)


Registrant's  telephone number, including area code       813-530-4800
------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) had filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes___          No  x_

Number of shares outstanding of the issuer's Common Stock, par value .001 per share, as of September 30, 1997 - 11,442,143 shares.

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                    SEPTMBER 30,  DECEMBER 31,
                                                       1997           1996
                                                  -----------     -----------
                                                  (UNAUDITED)
            ASSETS
Current assets:
   Cash and cash equivalents                         $    740     $    61,039
   Accounts receivable, less allowance for doubtful
     accounts of $8,458 in 1997 and $28,074 in 1996    66,062         802,079
   Notes receivable from officers and employees        52,000         102,000
   Other current assets                               184,542         438,763
                                                    ---------       ---------
Total current assets                                  303,344       1,403,881
                                                    ---------       ---------
Furniture and equipment                               988,830       1,812,867
   Less accumulated depreciation                     (317,774)       (587,598)
                                                    ---------       ---------
   Net furniture and equipment                        671,056       1,225,269

Note receivable from the sale of assets, less
   allowance of $500,000                                  --             --
Deferred compensation                                  84,508         662,199
Intangible assets, net of accumulated amortization
   of $150,000 in 1997 and $566,666 in 1996               --        1,083,334
Excess of cost over fair value of net assets
   acquired, net of accumulated amortization of
   $75,034 in 1996                                        --        1,298,950
Other non-current assets                              171,192         173,667
                                                    ---------       ---------
                                                  $ 1,230,100     $ 5,847,300
                                                    =========       =========

See Notes to Consolidated Financial Statements

                SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)


                                                  SEPTEMBER 30,   DECEMBER 31,
                                                     1997           1996
                                                   ----------    -----------
                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIENCY OF ASSETS)
Current liabilities:
    Borrowings under lines of credit               $    --       $   182,651
    Current portion of notes and debentures
      payable                                       3,419,200      3,180,758
    Current portion of obligations under capital
      leases                                          190,687        242,477
    Accounts payable                                  894,090      1,452,192
    Accrued expenses and other current liabilities    967,830        881,675
    Accrued compensation and employee benefits        723,580      1,528,153
    Deferred revenue                                     --          440,232
                                                    ---------      ---------
Total current liabilities                           6,195,387      7,908,138

Obligations under capital leases, less current
    portion                                           145,643        458,654
Accrued compensation                                  404,627        676,261
Other long-term liabilities                            63,578         72,573
                                                    ---------      ---------
Total liabilities                                   6,809,235      9,115,626
                                                    ---------      ---------
Common stock subject to rescission                    674,124        709,124
                                                    ---------      ---------
Stockholders' equity (deficiency of assets):
  Class A convertible preferred stock, stated
   value and liquidation preference $1.00 per
   share; authorized 5,000,000 shares, issued and
   outstanding 192,000 shares in 1996                     --             630
  Class B convertible preferred stock, stated
   value and liquidation preference - $1.00 per
   share; authorized 10,000,000 shares, issued
   and outstanding 2,953,125 shares in 1997 and
   4,550,000 shares in 1996                         1,617,260      2,491,745
  Common stock - $.001 par value; authorized
   50,000,000 shares, issued and outstanding
   11,442,143 shares in 1997 and 10,626,874
   shares in 1996                                      11,443         10,627
  Common stock to be issued                              --        2,000,000
  Additional paid in capital                       16,804,504     16,823,526
  Accumulated deficit                             (24,686,466)   (25,303,978)
                                                   ----------     ----------
Total stockholders' equity (deficiency of assets) ( 6,253,259)   ( 3,977,450)
                                                   ----------     ----------
                                                  $ 1,230,100    $ 5,847,300
                                                   ==========     ==========

See Notes to Consolidated Financial Statements

                               SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Nine Months Ended    Three Months Ended
                                      September 30,       September 30,
                                 ----------------------  ---------------------------
                                   1997         1996        1997         1996
                                 ----------  ----------  --------- ----------
                                (UNAUDITED)  (UNAUDITED)(UNAUDITED)(UNAUDITED)
Net  revenues                    $1,467,344  $1,166,465  $   --    $    456,602
                                 ----------   ---------  --------   ----------
Costs and expenses:
   Cost of revenues                  90,849     200,342      --          44,620
   Selling and administrative
     expenses                     2,655,362   4,801,135     66,759    1,572,202
   Depreciation and amortization    490,873     809,347     48,477      282,618
                                 ----------   ---------   --------  ----------
                                  3,237,084   5,810,824    115,236    1,899,440
                                 ----------   ---------   --------  ----------
                                 (1,769,740) (4,644,359)  (115,236)  (1,442,838)
Interest income                       4,070      13,455      1,026        3,024
Interest expense                   (336,746)   (231,912)   (88,217)     (82,175)
Other income(expense), net        2,166,429    (  1,252)      ( 41)      (1,252)
                                 ----------   ---------   --------   ---------
Income(loss) from continuing
  operations before income taxes     64,013  (4,864,068)  (202,468)  (1,523,241)
Provision(benefit) for income
  taxes                                 --   (1,683,173)       --      (603,673)
                                 ----------   ---------   --------   ----------
Income(loss) from continuing
  operations                         64,013  (3,180,895)  (202,468)    (919,568)
                                 ----------   ---------   --------   ----------

Discontinued operations:
  Loss from operations of
   discontinued telecommunications
   businesses (less income tax
   benefit of $304,650 and $140,527
   in  1996, respectively)          (85,893)   (538,044)    (9,512)    (109,537)
  Gain from disposition of
   telecommunication businesses     639,392        --          --           --
                                  ---------    --------   --------    ---------
                                    553,499    (538,044)    (9,512)    (109,537)
                                  ---------    --------   --------    ---------
Net income(loss)                  $ 617,512 $(3,718,939) $(211,980) $(1,029,105)
                                  =========   =========   ========    =========
Earnings(loss) per share:
  Income(loss)from continuing
    operations                    $     .01 $      (.39) $    (.02)  $    (.11)
  Income(loss) from discontinued
    telecommunications businesses      (.01)       (.07)        --        (.01)
  Gain from disposition of
    telecommunications businesses       .06         --          --          --
                                  ---------   ---------    --------    ---------
   Net  income(loss)               $    .06   $    (.46)   $   (.02)  $    (.12)
                                  =========   =========    ========    =========
Weighted average number of
    common shares outstanding    11,019,398   8,077,218  11,181,992    8,727,554
                                  =========   =========  ==========    =========

See Notes to Consolidated Financial Statements

                         SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           September 30,
                                                    -------------------------
                                                       1997            1996
                                                    -----------    ----------
                                                    (UNAUDITED)    (UNAUDITED)
Net cash used in operating activities              $(1,644,954)   $(3,746,364)
                                                    ----------     ----------
Cash flows from investing activities:
 Acquisitions of businesses, net of cash
    acquired                                               --          90,890
 Disposition of businesses, net of cash
    of businesses disposed of                          368,343           --
 Expenditures for furniture and equipment              (23,753)      (307,289)
 Loan to officer                                           --         (50,000)
 Other                                                   2,475           --
                                                     ---------      ---------
Net cash provided by (used in)
    investing activities                               347,065       (266,399)
                                                     ---------      ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock                229,500      2,391,695
 Proceeds from notes and debentures payable          1,390,626        798,397
 Payments on notes, debentures and
    capital lease obligations                         (263,541)      (129,543)
 Payments on borrowings under lines of credit          (75,000)       (12,500)
 Payments on common stock subject to rescission        (35,000)          --
 Other                                                  (8,995)          --
                                                     ---------      ---------
Net cash provided by financing activities            1,237,590      3,048,049
                                                     ---------      ---------
Net decrease in cash                                   (60,299)      (964,714)
Cash and cash equivalents at beginning
   of the period                                        61,039        964,714
                                                     ---------      ---------
Cash and cash equivalents at end of the period       $     740      $    --
                                                     =========      =========

                          SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (CONTINUED)

Supplemental Disclosure of Cash Flow Information and Non-cash Investing and
Financing Activities:


                                                           September 30,
                                                     ------------------------
                                                        1997          1996
                                                     ---------      ---------
  Equipment capital lease obligations                $  73,184      $ 570,675
  Issuance of common stock upon conversion
    of notes and debentures payable                    716,318        199,007
  Issuance of common stock as compensation             266,861        260,192
  Waiver of common stock to be issued                2,000,000           --
  Waiver of bonuses payable                            695,214           --
  Cash paid during the period for:
     Interest                                          102,742           --
     Income taxes                                         --             --


See Notes to Consolidated Financial Statements

                 SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


SIGNIFICANT ACCOUNTING POLICIES - The unaudited consolidated balance sheet at September 30, 1997, the unaudited consolidated statements of operations for the nine and three months ended September 30, 1997 and 1996 and unaudited consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results for the full fiscal year.

The operating, investing and financing activities included in the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 are presented net of the assets and liabilities disposed of by the Company in connection with the rescission of the ATI and HMT acquisition agreements and the assets and liabilities acquired in connection with business acquisitions, respectively. See Note 2.

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

The following unaudited pro forma summary operating results for the nine months ended September 30, 1996, include the results of operations of HMT (with pro forma adjustments for amortization of goodwill and intangible assets acquired) as if HMT was acquired as of January 1, 1996. The pro forma summary is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future operating results of the combined companies.


                                                     Nine Months Ended
                                                    September 30, 1996
                                                    ------------------
Net revenues from continuing operations                $ 1,369,537
                                                       -----------
Loss from continuing operations                        $ 3,231,029
                                                       -----------
Loss from operations of discontinued
    telecommunications businesses                      $   538,044
                                                       -----------
Net Loss                                               $ 3,751,073
                                                       -----------
Loss per share:
  Loss from continuing operations                      $       .39
  Loss from operations of discontinued
    telecommunications businesses                              .07
                                                       -----------
    Net loss                                           $       .46
                                                       ===========

In   January   1997  and  May  1997,  the  Company   disposed   of
substantially    all   of   the   remaining    assets    of    its
telecommunications segment. In January 1997, the Company sold, in two separate transactions (i) TNI's long-distance customer base and existing customer receivables for $76,000 in cash and (ii) TNI's utility audit division customer base, agreements and work-in-process for $25,000 in cash and a $500,000 convertible debenture issued by the acquiring company. No value was assigned to the $500,000 convertible debenture received by the Company. By its terms, the convertible debenture is due on January 31, 1999 and bears interest at 8% per annum beginning on April 2, 1997 and through the date of conversion. Such conversion is at the average bid and ask prices of the acquiring company's common stock on the effective date of a registration statement covering the shares issuable upon conversion of the convertible debenture. Included in the consolidated statements of operations for the nine months ended September 30, 1997, is a gain of $25,000 from the sale of the assets of TNI's utility audit division.

In May 1997, the Company and ATI entered into an agreement to rescind the August 1994 acquisition of ATI. The ATI rescission agreement provides for the return of all of the ATI stock acquired by the Company to the former ATI shareholders in exchange for 684,410 shares of the Company's common stock, the 6% acquisition notes payable issued to the former shareholders of ATI and unexercised warrants to purchase 168,668 shares of the Company's common stock. In connection with the rescission of the ATI acquisition, ATI issued a promissory note to the Company in the amount of $180,000, payable upon the default by ATI of payments due under certain of its lease agreements (those quaranteed by the Company). Payments due the Company under the promissory note are to be equal to the amount, if any, the Company may be required to pay under the lease guaranty agreement(s) entered into between the Company and ATI's equipment lessor(s). In connection with the rescission of the ATI acquisition agreement, the Company recognized a gain of approximately $614,000 in the second quarter of 1997.

The    operating    results   of   the   Company's    discontinued
telecommunications businesses and the gains from the disposition of TNI's audit division and ATI have been reported as components of discontinued operations in the accompanying unaudited statements of operations for all periods presented.

The   assets   and  liabilities  of  the  Company's   discontinued
telecommunications businesses included in the accompanying consolidated balance sheets as of September 30, 1997 and December 31, 1996 are summarized as follows:

                                    September 30,      December 31,
                                         1997               1996
                                     -----------        ----------
      Current assets                $     --            $  332,856
      Total assets                        --               660,094
      Current liabilities              299,322             886,206
      Total liabilities                291,322           1,078,026

The revenues, costs and expenses of the Company's discontinued telecommunications businesses, included in loss from operations of discontinued telecommunications businesses in the accompanying consolidated statements of operations for the nine months and three months ended September 30, 1997 and 1996, are summarized as follows:

                                    Nine Months               Three Months
                                 Ended September 30,      Ended September 30,
                                 ---------------------    -------------------
                                   1997         1996       1997       1996
                                 ---------   ---------    --------   --------
Net revenues                    $  405,617  $1,715,674    $    --   $ 447,197
Cost of revenues                      --     1,107,982         --     254,918
Selling and administrative
  expenses                         417,590   1,305,952       9,179    371,686
Depreciation and amortization       47,460     117,699         --     (16,052)
Interest income                       --           971         --         (55)
Interest expense                    32,383      26,867         333     12,438
Other income (expense), net          5,923        (837)        --         837
Loss from operations of
  discontinued businesses,
  before income taxes              (85,893)   (842,692)     (9,512)  (176,685)
Income tax benefit                     --      304,648         --      67,148
Loss from operations of
  discontinued businesses          (85,893)   (538,044)     (9,512)  (109,537)

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

On November 14, 1997, the Company and the stockholders of HMG Health Care Claims Auditing, Inc.("HMG") entered into an agreement to exchange stock (the "Agreement to Exchange Stock"). Pursuant to the Agreement to Exchange Stock, the Company is to acquire all of the outstanding stock of HMG in exchange for shares of the Company's common stock (the "HMG Acquisition Shares"). The number of HMG Acquisition Shares is to be determined at closing and are to be equal to 30% of the then outstanding common stock of the Company after giving effect to the issuance of the HMG Acquisition Shares. The acquisition of HMG is subject to, among other things, the Company obtaining debt financing to refinance the existing indebtedness of HMG (approximately $850,000)and pay other costs and expenses related to the acquisition. The Agreement to Exchange Stock originally contemplated a December 31, 1997 closing. The Company and HMG now contemplate a closing as soon as both the Company and HMG meet all of the conditions contained in the Agreement to Exchange Stock.

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

During the nine months ended September 30, 1997, the Company also issued other notes and debentures payable totaling $270,626.

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

5.STOCKHOLDERS' EQUITY - Following is a summary of common stock transactions for the period from January 1, 1997 to September 30, 1997:

                                                 Shares    Amount
                                                 -------   --------
Issuance of common stock for cash                203,556   $229,500
Issuance of common stock upon:
 Conversion of Class A Preferred Stock            96,000         --
 Conversion of Class B Preferred Stock           580,682         --
 Conversion of convertible debt                  577,421    716,318
Issuance of common stock as compensation         311,897    262,861
Rescission of business acquisitions             (994,247)(2,000,000)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain information derived from the Consolidated Financial Statements of the Company for the nine months and three months ended September 30, 1997 and 1996. The results from continuing operations include the operations of NSC, acquired in October 1995,and HMT, acquired in March 1996 and disposed of in June 1997 in connection with the rescission of the HMT acquisition agreement. NSC and HMT comprise the Company's healthcare segment. The results of operations from discontinued telecommunications businesses include the operations of TNI (including the operations of LCI and Comstar), ATI and CCI. These businesses were sold or otherwise disposed of in 1996 and 1997; consequently, the results of operations of these businesses and the gains from the disposition of these businesses for all periods presented have been reported as components of discontinued operations in the accompanying consolidated statements of operations.

                                    Nine Months Ended      Three Months Ended
                                      September 30,           September 30,
                                   ---------------------   ------------------
                                       1997      1996        1997      1996
                                   ----------  ---------   --------  --------
Operations of continuing
   businesses:
Net revenues                      $1,467,344  $1,166,465   $   --    $ 456,602
Cost of revenues                      90,849     200,342       --       44,620
Selling and administrative
   expenses                        2,655,362   4,801,135    66,759   1,572,202
Depreciation and amortization        490,873     809,347    48,477     282,618
Interest income                        4,070      13,455     1,026       3,024
Interest expense                     336,746     231,912    88,217     (82,175)
Other income(expense), net         2,166,429      (1,252)      (41)     (1,252)
Income(loss) from continuing
   operations before income taxes     64,013  (4,864,068) (202,468) (1,523,241)
Income(loss) from continuing
   operations                         64,013  (3,180,895) (202,468) (  919,568)
Operations of discontinued
   telecommunications businesses:
Net revenues                         405,617   1,715,674       --      447,197
Cost of revenues                         --    1,107,982       --      254,918
Selling and administrative
   expenses                          417,590   1,305,952     9,179     371,686
Depreciation and amortization         47,460     117,699       --      (16,052)
Interest income                          --          971       --          (55)
Interest expense                      32,383      26,867       333      12,438
Other income(expense), net             5,923        (837)      --          837
Loss from operations of
  discontinued telecommunications
  businesses before income taxes    ( 85,893)   (842,692)  ( 9,512)  ( 176,685)
Loss from operations of discontinued
   telecommunications businesses    ( 85,893)   (538,044)  ( 9,512)  ( 109,537)
Gain from disposition of
   telecommunications businesses     639,392         --        --          --

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, appearing elsewhere herein.

NET REVENUES

Net revenues from continuing businesses for the nine months ended September 30, 1997 increased by $300,879 as compared to the nine months ended September 30, 1996. This increase is the result of the acquisition of HMT. HMT was acquired by the Company in March 1996 and disposed of in a rescission transaction on June 9, 1997 (see Note 2 to the accompanying Unaudited Consolidated Financial Statements). HMT revenues included in the accompanying Unaudited Consolidated Statements of Operations for the nine months ended September 30,1997 were $1,311,055, compared to $845,081 for the nine months ended September 30, 1996. This increase was offset by lower revenues from NSC's healthcare cost recovery services. The decrease in NSC revenues is the result of the termination of the Chrysler services agreement, effective in September 1997, due to performance issues among NSC, Chrysler and HMS, and the expiration of the Ford Motor Company services agreement, effective March 31, 1997.

The Company had no net revenues from continuing businesses for the three months ended September 30, 1997 due to the termination of the Chrysler services agreement, expiration of the Ford Motor Company services agreement and the rescission of the HMT acquisition agreement. Net revenues from continuing businesses for the three months ended September 30, 1996 included $379,921 from HMT and $76,681 from NSC.

The decrease in net revenues from the Company's discontinued telecommunications businesses from period to period is the result of the discontinuance of TNI's operations effective as of December 31, 1996 and the disposal of ATI in May 1997. Net revenues from the Company's discontinued telecommunications businesses for the nine months ended September 30, 1997 do, however, reflect an increase in the revenues of the Company's ATI subsidiary, principally from PPV services in Mexico.

COST OF REVENUES

The decrease in cost of revenues applicable to continuing operations for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 is principally the result of lower revenues from NSC's healthcare cost recovery services, offset by adjustments related to recoverable healthcare claims under the Chrysler service agreement.

The decrease in cost of revenues applicable to continuing operations for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 is principally due to the termination of the Chrysler services agreement and the expiration of the Ford Motor Company services agreement. During the three months ended September 30, 1997, the Company did not generate any revenues from NSC's healthcare cost recovery services.

The decreases in the cost of revenues of the Company's discontinued telecommunication businesses from period to period are the result of the discontinuance of TNI's operations, effective as of December 31, 1996, and the disposal of ATI in May 1997.

SELLING AND ADMINISTRATIVE EXPENSES

The decreases in selling and administrative expenses applicable to continuing operations from period to period reflect the reversal of accrued bonuses of $695,214 in the first quarter of 1997 which were payable to Retiring Management but, waived by Retiring Management in connection with an agreement between the Company and the retiring management of NSC, cost reductions initiated by the Company during the first quarter of 1997 due to continued operating losses and the disposition of HMT in June 1997. These decreases were offset to some extent by the write-off of deferred compensation assets of approximately $304,000 and $340,000 in the first and second quarters of 1997, respectively.

The decrease in selling and administrative expenses applicable to the operations of the Company's discontinued telecommunications businesses is principally the result of the discontinuance of TNI's operations, effective as of December 31, 1996, and the disposal of ATI in May 1997.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization applicable to continuing operations for the nine and three months ended September 30, 1997 decreased as compared to the same periods of last year. These decreases are principally due to lower amortization of intangibles and goodwill recorded in connection with the Company's March 1996 acquisition of HMT and the write of intangibles and goodwill recorded in connection with the acquisition of NSC, effective as of December 31, 1996. As mentioned above, the HMT acquisition agreement was rescinded on June 9, 1997.

Depreciation and amortization applicable to the operations of the Company's discontinued telecommunications businesses declined from period to period principally as a result of the write-off in 1996 of goodwill related to the acquisitions of TNI and Comstar, the discontinuance of TNI's operations, effective December 31, 1996, and the disposal of ATI in May 1997.

INTEREST EXPENSE

The increases from period-to-period in interest expense from both continuing operations and the operations of the Company's discontinued telecommunications businesses are principally due to higher levels of borrowings outstanding.

OTHER INCOME (EXPENSE), NET

Other income (expense), net for the nine months ended September 30, 1997 reflect a one-time gain of $2,000,000 recorded in the first quarter to remove from the Company's consolidated balance sheet additional shares of the Company's common stock which were to have been issued to Retiring Management in connection with the NSC acquisition agreement and a gain recorded in the second quarter of approximately $281,000 from the disposition of HMT. Income (expense), net for the first nine months of 1997 also includes financing fees related to the issuance of the Company's 4% $1,120,000 convertible debentures due October 1, 1998.

INCOME TAXES

As of December 31, 1996, the Company's deferred income tax assets exceeded its deferred income tax liabilities by approximately $4,000,000. No provisions for income taxes applicable to continuing operations were made in the third quarter or for the first nine months of 1997 due the Company having a net loss from continuing operations for income tax purposes. No provisions for tax applicable to the operations of discontinued businesses or the gain from the disposition of the Company's telecommunications businesses were made in the third quarter or for the first nine months of 1997 due to the Company having an overall net loss for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has continued to use cash in its operations and has relied on debt and equity financing to support its operations. In the nine months ended September 30, 1997, the Company used $1,644,954 in cash from operating activities, which is net of non-cash gains recorded during the period from the rescission of business acquisitions, the reversal of accrued bonuses payable to the Retiring Management of NSC and the removal of common stock to be issued to Retiring Management. In the first nine months of 1997, the Company generated cash of approximately $ 358,000 from the rescission of business acquisitions and cash, net of repayments, of $1,237,590 from financing activities. See the accompanying Unaudited Consolidated Statements of Cash Flows. The Company anticipates that it will continue to consume cash until such time as it is able to successfully market NSC's healthcare management information systems technology and/or consummate the acquisition of HMG and generate profits from that business (see
Note 2 to the accompanying Unaudited Consolidated Financial Statements included elsewhere herein).

The total assets of the Company and its subsidiaries decreased by $4,617,200 from December 31, 1996 to September 30, 1997. This decrease is principally the result of the rescission of the ATI and HMT acquisition agreements in May and June 1997, respectively, amortization and depreciation and the write-off of deferred compensation assets. Similarly, total liabilities and stockholders' equity (deficiency in assets) decreased by $2,306,391 and $2,275,809, respectfully. The decrease in total liabilities principally reflects the effect of the rescission of the ATI and HMT acquisition agreements and reductions in amounts due trade and other creditors (including the reversal of bonuses due to Retiring Management), offset by a net increase in notes and debentures payable and other accrued liabilities. The decrease in total stockholders' equity principally reflects the effect of the rescission of the HMT acquisition agreement, the sale of common stock by the Company in reliance upon exemptions under Regulation D of the Securities Act of 1933, conversions of debt into common stock and earnings for the period, which included non-recurring gains of $2,000,000 from the removal of common stock to be issued to Retiring Management from the Company's consolidated balance sheet and approximately $920,000 from the rescission of the ATI and HMT acquisition agreements ( see Note 2 to the accompanying Unaudited Consolidated Financial Statements).

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

(10)35.## Heads of Agreement for change in Management of National Solutions Corporation.
(10)36.## Rescission Agreement, dated May 21, 1997 by and between the Company, Ameristar Telecommunications, Inc., Mark Woodward
           and Russell Armstrong.
(10)37.##  Promissory note dated May 21, 1997 between ATI and the
           Company.
(10)38.##  Agreement dated as of June 9,1997  by  and  among  the
           Company, Karen Wolfe and Eric Wolfe, Eric Wolfe, on behalf of his infant son, Tyler Wolfe, and Lori Wolfe, wife of Eric Wolfe, on behalf of herself and her infant son Tyler Wolfe.
(10)39.## Cooperative Marketing and Option Agreement dated June 9, 1997 between HMT and the Company.
(10)40.##  Purchase   and  Sale  Agreement   between   TNI   and
           International TeleData Corporation dated January 31, 1997.
(10)41.## Form of Convertible Debenture in the amount of $500,000 between International TeleData Corporation and TNI.
(10)42.## Memorandum dated June 16, 1997 from the Department of the Army regarding renewal of the Cooperative Research and Development Agreement between the Company and the Department of the Army.
(10)43.### Agreement to Exchange Stock, dated November  14,  1997, by and between Grant Kolb and Patrick Loeprich (as "Sellers") and the Company.
(17)1.##   Resignation Letter of Stephen Williams.
(17)2.##   Resignation Letter of David J. Olivet.
(27)6.  *  Financial Data Schedule ( Nine Months Ended September 30, 1997).

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

2. The Company filed a Form 8-K on November 21, 1997. The date of the earliest event reported was November 14, 1997. On November 14, 1997, the Company and the stockholders of HMG Health Care Claims Auditing, Inc.("HMG") entered into an agreement to exchange stock ( the "Agreement to Exchange Stock"). Pursuant to the Agreement to Exchange Stock, the Company is to acquire all of the outstanding stock of HMG in exchange for shares of the Company"s common stock ( the "HMG Acquisition Shares"). The number of HMG Acquisition Shares is to be determined at closing and are to be equal to 30% of the then outstanding common stock of the Company after giving effect to the issuance of the HMG Acquisition Shares. The acquisition of HMG is subject to, among other things, the Company obtaining debt financing to refinance the existing indebtedness of HMG ($850,000) and pay other costs and expenses related to the acquisition. The Agreement to Exchange Stock contemplated a December 31, 1997 closing.


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

SYSTEMS  COMMUNICATIONS, INC.          Date: February  24, 1998


By /s/ James T. Kowalczyk
  ----------------------------
  James T. Kowalczyk
  President, Principal Executive Officer
  and Director

By /s/ Edwin B. Salmon
  ----------------------------
  Edwin B. Salmon
  Principal Accounting Officer
  and Director

                                  INDEX TO EXHIBITS

EXHIBIT NUMBER

(10)35.## Heads of Agreement for change in Management of National Solutions Corporation.
(10)36.## Rescission Agreement, dated May 21, 1997 by and between the Company, Ameristar Telecommunications, Inc., Mark Woodward and Russell Armstrong.
(10)37.##  Promissory note dated May 21, 1997 between ATI and the
           Company.
(10)38.## Agreement dated as of June 9,1997 by and among the Company, Karen Wolfe and Eric Wolfe, Eric Wolfe, on behalf of his infant son, Tyler Wolfe, and Lori Wolfe, wife of Eric Wolfe, on behalf of herself and her infant son Tyler Wolfe.
(10)39.## Cooperative Marketing and Option Agreement dated June 9,1997 between HMT and the Company.
(10)40.## Purchase and Sale Agreement between TNI and International TeleData Corporation dated January 31, 1997.
(10)41.## Form of Convertible Debenture in the amount of $500,000 between International TeleData Corporation and TNI.
(10)42.## Memorandum dated June 16, 1997 from the Department of the Army regarding renewal of the Cooperative Research and Development Agreement between the Company and the Department of the Army.
(10)43.### Agreement to Exchange Stock, dated November  14,  1997, by and between Grant Kolb and Patrick Loeprich (as "Sellers") and the Company.
(17)1.##   Resignation Letter of Stephen Williams.
(17)2.##   Resignation Letter of David J. Olivet.
(27)6.  *  Financial Data Schedule ( Six Months Ended  June  30, 1997).

## Incorporated by reference to the Company's Current Report on Form 8-K, as filed on July 28,1997.

### Incorporated by reference to the Company's Current Report on Form 8-K, as filed on November 21,1997.

*    Filed herewith