Form 10-K
period 1997-12-31
SYSTEMS COMMUNICATIONS INC
filed 1998-05-08
CIK 949857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-K

   _x_  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1997

                                   OR

   ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
     For the transition period from __________  to _______________

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

Yes     No  X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     _x__

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 1998, (based on the average of the high and low bid prices of such stock on the over-the-counter securities market) was $3,023,000.

The number of shares of the registrant's common stock, $.001 par value, outstanding as of March 31, 1998 was 14,174,052.

ITEM 1. BUSINESS.

Systems Communications, Inc. (the "Company"), a Florida corporation, was organized as Florida One Capital Corporation in 1987 and made an initial public offering of its common stock as a "blank check" company for the purpose of acquiring other companies. The Company underwent several corporate name changes from its inception until 1991 when it changed its name to Systems Communications, Inc., and at various times, as a result of business acquisitions, was a merchandiser of optical products and a developer of residential homes. All business acquisitions made by the Company prior to 1991 were rescinded in 1991 or earlier and the Company was inactive from 1991 until August 1994. In August 1994, the Company acquired Ameristar Telecommunications, Inc. ("ATI"), an Illinois corporation, and Coast Communications, Inc. ("CCI"), an Arizona corporation. ATI sells Operator Service Provider ("OSP"), long-distance telephone and Pay-Per-View ("PPV") television services and products to small and medium-sized hotels and motels. CCI is in the business of installing and servicing PPV equipment. As more fully discussed below, the acquisitions by the Company of ATI and CCI were rescinded in May of 1997 and 1996, respectively.

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

In October 1995, the Company acquired National Solutions Corporation ("NSC"), a Pennsylvania corporation; and, in March 1996, the Company acquired Health Management Technologies ("HMT"), a California corporation. The principal business of NSC is (i) to develop, for commercial use, healthcare management information systems technology obtained under a Cooperative Research and Development Agreement ("CRDA") between NSC and the U.S. Department of the Army (the "U.S. Army") pursuant to the Federal Technology Transfer Act of 1986, as amended, and (ii)
sell the benefits from the use of such technology to the U.S. automotive industry (and its down-line vendors), other large, self-insured companies, healthcare insurers, intermediaries, including health maintenance organizations ("HMO's"), preferred provider organizations ("PPO's") and healthcare benefit plan administrators. To date, the Company has not been successful in marketing its management information systems technology due to numerous factors, including large operating losses from businesses acquired and the effect of those losses on the ability of the Company to continue to fund NSC's software development and marketing efforts. HMT develops and markets PC based occupational health software products for managing cases of work disability (absence) that facilitate return to work and reduce disability related costs. As more fully discussed below, the Company's acquisition of HMT was rescinded in June 1997.

The amounts and types of consideration paid by the Company in connection with each of these acquisitions, the nature and terms of the CCI, ATI and HMT rescission transactions and the terms of the sale of substantially all of the operating assets of TNI are more fully described below and in the Notes to the consolidated financial statements.

During the periods following the dates on which these acquisitions occurred, large operating losses have been incurred. These operating losses have principally been funded by the private placement of the Company's debt and equity securities (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

In May 1996, the Company informed the former stockholders of Coast Communications, Inc. ("CCI") that the Company was canceling the acquisition of CCI and terminating all of the related acquisition documents. The former stockholders of CCI filed suit to enforce promissory notes in the aggregate principal amount of $300,000 issued by the Company in connection with the CCI acquisition and the issuance by the Company of an additional 200,000 shares of the Company's Class A preferred stock they allege are due them under the acquisition agreement. This matter was referred by court order to mandatory arbitration in the State of Florida. On February 3, 1998, the Arbitrators awarded in favor of the former shareholders of CCI. The award requires, among other things, that the Company (i) convert 200,000 shares of its Class A Preferred Stock, held by the former shareholders of CCI, into 100,000 shares of its common stock and (ii) issue another 200,000 shares of Class A Preferred Stock to the former CCI stockholders, which is also convertible into 100,000 shares of the Company's common stock, and gave the former shareholders of CCI the ability to seek a summary judgment against the Company for $500,000, without opposition, or accept 500,000 shares of the Company's Class A Preferred Stock in lieu of a summary judgment.

In January 1997, the Company sold substantially all of the assets of TNI, in two separate transactions, for an aggregate of $101,000 in cash and a $500,000 convertible debenture issued by International TeleData Corporation. The sale of TNI's assets did not include the award in the amount of approximately $1,250,000 granted to TNI in a binding arbitration proceeding between and among GE Capital Communication Services Corporation ("GECCS"), New Enterprise Wholesale Services, Limited Partnership ("News") and TNI. The arbitration award was confirmed by the United States District Court, Northern District of Georgia on September 30, 1997 and the Company's motion for summary judgment was entered October 1, 1997. On December 24, 1997, the Company, GECCS and NEWS entered into a Confidential Settlement Agreement and Mutual Full and Final Releases (the "Settlement Agreement"). Pursuant to the Settlement Agreement, GECCS\NEWS paid $1,250,000 in full satisfaction of the arbitration award granted to the Company. Of that amount, the Company received approximately $750,000, which is net of legal fees. The proceeds from the Settlement Agreement were used to pay trade and other obligations of the Company, including $468,000 of notes and debentures payable.

In  May  1997,  the  Company and the former shareholders  of  ATI entered into a rescission agreement which provides for the rescission of the Company's August 1994 acquisition of ATI; and, in June 1997, the Company entered into an agreement with the former shareholders of HMT to rescind the Company's March 1996 acquisition of HMT.

The ATI rescission agreement provides for the return of all of the ATI stock acquired by the Company to the former ATI shareholders in exchange for 684,410 shares of the Company's common stock and the cancellation of (i) the 6% notes payable issued in connection with the acquisition and (ii) warrants issued to the former ATI shareholders to purchase 168,668 shares of the Company's common stock. See Notes 4 and 7 to the accompanying consolidated financial statements.

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

After the sale of substantially all of the operating assets of TNI and the rescission of the CCI, ATI and HMT acquisitions, the Company's remaining operations consist of NSC. As more fully discussed herein, it is uncertain whether or not NSC's operating activities will generate profitable operations in the future or whether or not the Company will have available sufficient resources to fund NSC's operating activities.

At the time the Company acquired these businesses, it anticipated that such businesses would generate higher revenues and operating income than those that have been achieved to date and that the amount of financing needed by the acquired businesses would be less than the amount the Company has provided to date and will likely be needed by those businesses in the future in order for them to attain profitable operations. The principal reasons for the shortfall from the original expectations of the Company for acquired businesses include, among others, (i) the failure of NSC to successfully market the technology acquired under the CRDA,
(ii) constraints on the part of the Company to fund the continuing operating losses of businesses acquired, (iii) higher than anticipated product development, sales and marketing costs incurred by both NSC and HMT, (iv) the damage to TNI's business caused by GECCS and News from the failure of GECCS and News to, among other things, provision customer accounts for telecommunication services and products offered by GECCS and News and sold by TNI pursuant the GECCS Agreement and (v) constraints on the part of the Company to fund the PPV capital requirements of new business opportunities available to ATI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements included elsewhere herein.

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

For the past three fiscal years the Company has operated in two industry segments: healthcare management information products and services ("Healthcare Management"); and, telecommunications products and services ("Telecommunications"). The healthcare segment includes the operations of NSC and HMT from their respective dates of acquisition; and, the telecommunications segment includes the operations of TNI, Comstar and LCI from their respective dates of acquisition and the operations of ATI and CCI for all periods presented. In 1996 and 1997, the Company disposed of substantially all of the assets of its telecommunications businesses. Consequently, the healthcare segment is the only segment in which the Company has continuing operations. The operations of the Company's telecommunications segment are classified as discontinued operations in the consolidated statements of operations for all periods presented.

Following is a summary of segment information for each of the three years in the period ended December 31, 1997:

                                1997          1996          1995
                            -----------   ------------   ----------
Healthcare:
 Net revenues               $ 1,498,353   $  2,832,123   $   91,106
 Operating loss(1)           (1,502,336)   (17,104,177)    (363,857)

Telecommunications:
 Net revenues                   405,617      2,177,858    2,893,778
 Operating loss(2)              (91,768)    (1,932,649)  (4,036,371)


(1)  Includes impairment and other losses of $1,898,953  in  1997 and $14,233,953 in 1996. See Note 5 to the consolidated financial statements.

(2) Includes impairment and other losses of $194,901 and $2,758,779 in 1996 and 1995, respectively. See Note 5 to the consolidated financial statements.

HEALTHCARE MANAGEMENT.

The Company's healthcare management segment consists of NSC and HMT. The Company rescinded the acquisition of HMT in June 1997.
As of December 31, 1997, the operations of the Company's healthcare segment consists solely of NSC.

The principal business of NSC is (i) to develop, for commercial use, healthcare management information systems technology obtained under the CRDA between NSC and the U.S. Army in connection with the Civilian Health and Medical Program for the Uniformed Services ("CHAMPUS") developed by the U.S Army, Navy and Air Force (the "Tri-Services") and (ii) sell or license the benefits from the use of such technology to the U.S. automotive industry (and its down-line vendors), other large, self-insured companies, healthcare insurers, PPO's, HMO's, healthcare benefit plan administrators and large pharmaceutical companies that have outcomes analysis needs. NSC's systems technology is designed to identify unnecessary costs and manage healthcare benefits. NSC anticipates using its management information systems technology to assist large self-insured companies, insurers, PPO's, HMO's and healthcare plan administrators to improve the management and administration of healthcare benefits by combining intelligent application of data analysis with strategies to identify misapplied expenditures and overpayments, together with quality management services to effect positive changes in benefits planning. To date, the Company has not been successful in marketing its management information systems technology due to numerous factors, including large operating losses from businesses acquired and the effect of those losses on the ability of the Company to continue to fund NSC's software development and marketing efforts.

CHAMPUS is a unique data-warehousing and outcomes analysis system with extensive data-mining capabilities and has reduced the healthcare related costs of retirees and dependents of men and women serving in the uniformed services. The CHAMPUS data base covers over 18 million individuals. It was developed by the Tri-Services at a cost of over twenty million dollars. This technology has been enhanced and incorporated into NSC's technology base. Analytical measurements, profiling and other decision-making tools have also been incorporated into NSC's software and databases, increasing the comprehensive analysis and decision-making capabilities of NSC's current technology.

The CHAMPUS healthcare program and database is one of the largest in the world. By having the right to use one of the largest healthcare data banks in the world, NSC has the ability to provide potential users of NCS's technology with extensive data-mining capabilities to assist them in managing and controlling their healthcare costs.

The revenues of NSC to date have been derived from the analysis and recovery of healthcare claims that have previously been paid by large self-insured companies such as Chrysler Corporation and Ford Motor Company using the services of Health Management Services ("HMS") on a subcontract basis. The agreement with HMS (the "Teaming Agreement") calls for a portion of revenues derived by NSC, which typically range from 10% to 30% of recovered claims, to be paid to HMS. HMS's portion of revenues derived by NSC typically approximates 50% of NSC's revenues.

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

In September 1997, the Company entered into a strategic alliance with another healthcare claims management company ( HMG Health Care Claims Auditing, Inc. ("HMG") to replace HMS, as its subcontractor, on terms comparable to those under the HMS Teaming Agreement. HMG provides a full range of healthcare cost containment services. HMG's services are broader than those offered by HMS and include, among others, electronic review and reporting of health care claims paid and on an ongoing basis to identify duplicate, erroneous or medically inconsistent charges, payments for ineligible patients and other responsible party liabilities from other group benefit programs, workers' compensation coverage, motor vehicle or third party liability coverage, payments for non-covered services, misapplied deductibles and co-payments and provider agreement compliance utilizing data bases available to HMG and those available to NSC under the CRDA.

The Company contemplates that the HMG alliance and other potential healthcare alliances will allow the Company to further enhance its healthcare outcomes analysis, data-mining and management information decision product capabilities and facilitate the sale or license of value added decision making services to its targeted customer base.

NSC's initial software development activities have resulted in an analytical database product with extensive data-mining capabilities which uses selective reporting formats within the databases. The analytical database product contains extensive revisions to the healthcare management information systems technology obtained from the U.S. Army and unique features applicable to both the indemnity and managed care markets. The Company to date, however, has not been able to successfully market or generate any revenues from NSC's management information systems technology. Also, as more fully discussed herein, it is uncertain whether or not the Company will have available sufficient resources to continue to fund NSC's operating activities or whether or not NSC will be able to generate profitable operations in the future.

HMT was founded in response to the emerging PC industry in combination with the growing need to capture better healthcare data and produce reports useful to employers and occupational-health medical providers. It develops and markets PC-based software products for managing cases of work disability (absence) that facilitate return to work and reduce healthcare costs. HMT's market consists of mid to large U.S. employers, insurers, hospitals, TPA', PPO's, HMO's and other healthcare management companies. As discussed elsewhere herein, the Company and the former shareholders of HMT entered into an agreement in June 1997 to rescind the acquisition agreement between the Company and the stockholders of HMT. See above regarding rescission of HMT acquisition.

The revenues and operating loss of NSC were $187,478 and $1,348,679, respectively, in 1997, $1,574,825 and $16,275,288, respectively, in 1996 and $91,106 and $363,857, respectively, from the date of acquisition (October 1995) to December 31, 1995. The revenues and operating loss of HMT were $1,311,054 and $153,656, respectively, for the period from January 1, 1997 to the date of its disposition by the Company and $1,257,298 and $828,895, respectively, for the period from the date of its acquisition by the Company (March 1996) to December 31, 1996.

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

LICENSES, TRADEMARKS AND AGREEMENTS.

On June 2, 1994, NSC entered into a Cooperative Research and Development Agreement ("CRDA") with the U.S. Army to further develop and commercialize, on an exclusive basis, the healthcare management information systems used by the Tri-Services to reduce the cost associated with the CHAMPUS program. Under the CRDA, NSC has an irrevocable, perpetual license to use the CHAMPUS database and software technology to perform evaluation, analysis and recovery of benefit payments involving the healthcare benefit programs of the U.S. Automotive industry and their down-line vendors, including indemnity claims, coordinated benefits and workers compensation claims, and to perform in-depth studies of U.S. CAR'S healthcare benefit programs ("field of use"). The original CRDA expired on June 1, 1997 and was extended for an additional one-year period, effective June 18, 1997. The extension of the CRDA also gave the Company the ability, with the prior approval of the U.S. Army, to use the management information systems technology and CHAMPUS databases obtained under the CRDA to analyze the healthcare benefits of companies outside of the U.S. automotive industry. The license to use the management information systems technology and databases obtained under the CRDA will convert to a non-exclusive, perpetual license, unless the CRDA is further extended on an exclusive basis by the mutual consent of the parties.

NSC is entitled to patent any inventions made by NSC through the course of the CRDA. Similarly, NSC is entitled to copyright any works created by NSC during the course of the CRDA.

MARKET.

The market for NSC's services presently includes the U.S. automotive industry, and their down-line vendors. As discussed elsewhere herein, the Company has been granted the ability to expand its market ("field of use"), with prior approval of the
U.S. Army, to include other large corporations, outside of the U.S. automobile industry, that self-insure and have relied on third-party administrators (TPA's) to manage their healthcare benefit programs, the TPA's themselves, HMO's, PPO's and insurers. NSC has also targeted healthcare programs administered by state and municipal governments, which it believes have cost-control needs for their healthcare programs at least comparable to those of the large corporations which self-insure. Should opportunities arise to expand NSC's field of use, the Company has no reason to believe that the approval of the U.S. Army would be unreasonably withheld. The Company, however, has not been successful in marketing its management information systems technology and is pursuing strategic alliances with other healthcare management companies in order to sustain operations and provide the funds required to further develop and market its products. See "Item 1 - Business, Healthcare Management".

HMT's market consists of mid to large U.S. employers, insurers, TPA's, PPO's, HMO's, and other healthcare management companies.

CUSTOMERS.

NSC entered into a service agreement with Chrysler Corporation in 1993 which accounted for a majority of NSC's 1995 and 1996 revenues. As discussed above, this agreement was terminated in September 1997, due to performance issues between Chrysler and NSC's subcontractor, HMS.

In  October 1995, NSC entered into a service agreement with  Ford
Motor Company. The service agreement with Ford expired by its terms on March 31, 1997.

Net revenues recognized in 1997, 1996 and 1995 were $107,102, $1,334,495, and $91,106, respectively, from Chrysler service agreement and $80,376, $240,330, and $ -0-, respectively, from the Ford service agreement.

HMT's customers include insurers, payors and self-insured companies. As more fully described herein, the Company and the former shareholders of HMT entered into an agreement in June 1997 which provides for the rescission of the Company's acquisition of HMT.

COMPETITION.

Other healthcare management information companies, insurers, TPA's, PPO's and HMO's are currently the competition for the Company's approach to control the healthcare costs of large self-insured companies. The Company's competitors have substantially greater financial resources than the Company; and, the Company has suspended software development due to its lack of financial resources. These factors have adversely affected the Company's competitive position (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

TELECOMMUNICATIONS.

The businesses included in the Company's Telecommunications segment include TNI, Comstar, LCI, CCI and ATI. Following the acquisition of TNI, the operations of TNI, Comstar and LCI were combined into one operating division ( collectively referred to herein as "TNI" ).

TNI, until the sale by the Company of substantially all of its operating assets, operated as a switch-less re-seller of long distance services and provided utility and telecommunications audit and cost recovery services to large and small businesses and governmental entities.

ATI sells Operator Service Provider ("OSP"), long-distance telephone and PPV television products to small and medium sized hotels and motels; and, CCI is engaged in the business of installing and servicing PPV equipment. As discussed elsewhere herein, these companies were disposed of, or abandoned, in May 1997 and May 1996, respectively.

The operating results of the Company's telecommunications businesses are classified as "Discontinued Operations" in the consolidated statements of operations. The revenues and operating loss of TNI were $1,481,317 and $1,792,795, respectively in 1996, and $2,373,491 and $3,122,623, respectively, in 1995. Included in TNI's operating loss for the year ended December 31, 1995 is the write-off of goodwill recorded in connection with the acquisition of TNI by the Company. TNI had no revenues in 1997. Its operating loss for 1997 was $52,307. The revenues and operating loss of ATI were $405,617 and $39,461, respectively, for the period from January 1, 1997 to the date of its disposition, $673,995 and $116,460, respectively, in 1996 and $427,445 and $631,391, respectively, in 1995; and, the revenues and operating loss of CCI were $22,546 and $23,394, respectively, in 1996 and $92,842,and $282,356, respectively, in 1995.

EMPLOYEES.

As of December 31, 1997, the Company and its subsidiaries had four employees. The Company makes extensive use of independent contractors for accounting, legal, administration and sales and marketing.

ITEM 2.  PROPERTIES.

The Company and its subsidiaries do not own any properties. All office space is leased and the Company believes the leased facilities are adequate for its current needs and that additional suitable space will be available as required.

The following table sets forth information with respect to the office space leased by the Company and its subsidiaries as of December 31, 1997.


                                    Square                Annual Lease
Entity           Location           Footage     Rental   Expiration Date
-----------  -------------------    -------    --------  --------------
The Company  4707 140th Avenue N.
             Suite 107
             Clearwater, Florida    1,450      $19,478    05-31-98

NSC          4241 Piedras
             San Antonio,  TX (1)   4,429       47,832    11-30-00

(1) As of December 31, 1997, the Company is in default of the lease agreement due to non-payment. The total amount of past due lease payments is approximately $40,000.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is subject to various legal and administrative proceedings. These proceedings include (i) a consent order executed between the Company and the State of Michigan requiring the Company to use its best efforts to satisfy the prerequisites of the Securities and Exchange Commission and the Michigan Securities Bureau for registering the common stock sold by the Company to purchasers of its securities in the State of Michigan, (ii) actions brought against the Company by certain former employees and persons formerly under contract with the Company for payments allegedly due them, (iii) an action by a shareholder seeking the rescission of the sale by the Company of its common stock to the shareholder,
(iv) an action by an equipment lessor seeking approximately $500,000 in lease payments and other charges due under a lease agreement and (v) an action by the former stockholders of CCI. These legal proceedings are more fully described in Note 14 to the consolidated financial statements included elsewhere herein.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

PART II

ITEM  5.   MARKET FOR THE REGISTRANTS' COMMON STOCK  AND  RELATED
STOCKHOLDER MATTERS.

The Company's common stock is quoted under the stock symbol "SCMI" on the OTC Bulletin Board and the over-the-counter market. The following table sets forth the approximate high and low bid quotations for the Company's Common Stock for each quarter during the last two years. These bid quotations are inter-dealer prices without retail markup, mark-down or commission, and may not represent actual transactions.

Quarter ended         High bid       Low bid
-------------         --------       -------
March 31, 1996        $ 17.75        $ 9.375

June 30, 1996         $ 12.375       $ 8.50

September 30, 1996    $  9.00        $ 6.125

December 31, 1996     $  5.875       $ 4.25

March 31, 1997        $  1.50        $ 1.4375

June 30, 1997         $  0.3125      $ 0.28125

September 30, 1997    $  0.40625     $ 0.1875

December 31, 1997     $  0.34375     $ 0.1875

The high and low bid quotations for the Company's common stock on March 31, 1998 were $0.24 and $0.23 per share, respectively. As of the date hereof, there is no market for the Company's outstanding warrants, options or debentures and a market is not expected to develop.

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

As of March 31, 1998, the Company had 558 registered owners of its common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected financial data of the Company for each of the five years in the period ending December 31, 1997. This table should be reviewed in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein.


INCOME STATEMENT DATA:
                                          Year Ended December 31,
                        --------------------------------------------------------
                           1997        1996         1995        1994       1993
                        ---------    ----------   ---------    -------   -------
Net  revenues           $1,498,533  $ 2,832,123   $  91,106    $ --      $  --
Loss from
 continuing operations
 before income taxes(1) (1,789,310) (20,488,639) (2,004,228)   (78,233)     --
Loss from continuing
 operations             (1,306,310) (17,934,489) (1,989,104)   (78,233)     --
Income(loss) from
 operations of
 discontinued
 telecommunications
 businesses  (1)           391,752   (1,322,179) (3,818,921)   (50,769)     338,909
Gain from disposition
 of discontinued
 telecommunication
 businesses                397,392         --           --         --         --
                         ---------    ----------    ---------   ---------   -------
Net income (loss)        $(517,166) $(19,256,668) $(5,808,025)  $(129,002) $338,909
                         =========    ==========    =========   =========   =======
Basic earnings per share:
 Loss from continuing
   operations             $   (.12)  $     (2.15)  $     (0.58)  $   (0.06) $   --
 Income(loss) from
  operations of
  discontinued
  telecommunications
    businesses                 .03         (0.16)        (1.23)      (0.04)     0.41
Income(loss) from
 disposition of
 telecommunication
 discontinued businesses       .04          --            --         --         --
                          --------     ----------     ---------   --------   -------
Net income (loss)       $     (.05)  $     (2.31)   $    (1.81)  $   (0.10) $   0.41
                          ========     ==========     =========   ========   =======
Weighted average number
 of common shares
   outstanding          10,802,103     8,349,459      3,201,991   1,306,493  825,765
                        ==========    ===========     =========   =========  =======

BALANCE SHEET DATA (2):
                                               December 31,
                         -----------------------------------------------------
                           1997        1996        1995      1994       1993
                         ---------  ----------  ----------  --------   -------
Current assets          $  256,883 $ 1,403,881 $ 4,156,868 $ 442,069  $492,216
Current liabilities      6,728,193   7,908,138   5,417,864   652,107    13,335
Total assets               388,194   5,847,300  21,545,654   780,222   578,549
Long-term liabilities(3)   310,794   1,207,488   4,597,671    77,750   553,750
Common stock subject
 to rescission(4)          674,124     709,124     789,624      --        --
Common stock to be
 issued(5)                    --     2,000,000   2,000,000      --        --
Stockholders' equity
 (deficiency in assets) (7,324,917) (5,977,450)  8,740,495    50,365    11,464


(1)  Includes  impairment  and other  losses  of  $1,898,953  and
$14,233,953  in  1997  and  1996,  respectively,  applicable   to
continuing  operations and $194,901 and $2,758,779  in  1996  and
1995,  respectively,  applicable to  operations  of  discontinued
telecommunications  businesses. See Note 5  to  the  consolidated financial statements appearing elsewhere herein.

(2)   Includes   the  assets  and  liabilities  of   discontinued
telecommunications  businesses. See Note 4  to  the  consolidated financial statements appearing elsewhere herein.

(3)  Includes long-term portion of notes and debentures  payable;
obligations under capital leases, deferred compensation and other long-term liabilities.

(4) See Note 14 to the consolidated financial statements appearing elsewhere herein for a description of common stock subject to rescission.

(5) Consists of shares issuable in connection with business acquisitions. See Note 4 to the consolidated financial statements appearing elsewhere herein.


ITEM  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table sets forth certain information derived from the consolidated financial statements of the Company for each of the three years in the period ended December 31, 1997. The results from continuing operations include the operations of NSC, acquired in October 1995,and HMT, acquired in March 1996 and disposed of by a rescission of the acquisition agreement in June
1997. The results from discontinued telecommunications businesses include the operations of TNI (including the operations of LCI and Comstar), ATI and CCI. These businesses were sold or otherwise disposed of in 1996 and 1997. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


                                                 Year Ended December 31,
                                       ------------------------------------
                                             1997       1996        1995
                                       -----------   ----------   ---------
Operations of continuing businesses:
 Net revenues                          $ 1,498,533  $ 2,832,123 $   91,106
 Cost of revenues                          109,563      827,063        --
 Selling and administrative
  expenses                               3,027,384    6,322,627  1,887,275
 Impairment and other losses             1,898,953   14,233,953        --
 Depreciation and amortization             497,377    1,459,436    148,192
 Gain  from sale of license agreement    2,695,214         --          --
 Gain from rescission of business
   acquisition                             259,352         --          --
 Interest income                             4,070        8,183      3,777
 Interest expense                          587,884      381,975     63,644
 Other income(expense), net               (125,318)    (103,891)       --
 Loss from continuing operations before
   income taxes                         (1,789,310) (20,488,639)(2,004,228)
Operations of discontinued
 telecommunications businesses:
  Net revenues                             405,617    2,177,858  2,893,778
  Cost of revenues                            --      1,320,256  2,014,460
  Selling and administrative expenses      449,925    2,304,059  1,845,775
  Impairment and other losses                 --        194,901  2,758,779
  Depreciation and amortization             47,460      291,291    311,135
  Interest income                             --            971        627
  Interest expense                          32,393       38,713     20,466
  Other income (expense), net              755,913          832      4,288
  Income (loss) from operations of
   discontinued businesses
   before income taxes                     631,752   (1,971,223)(4,060,498)


The operating results of acquired businesses are well below those
which   were   anticipated  at  the  time   of   the   respective
acquisitions. As more fully discussed below, the business of  TNI was  severely damaged by the actions of GECCS and News; and,  the revenues  and  results of operations of the Company's  healthcare businesses  are  less  than anticipated  at  the  time  of  their respective  acquisitions, principally due  to  higher  levels  of spending  on  software and systems development and on  sales  and marketing than originally anticipated  (and  limitations on the part  of  the  Company  to continue  to  fund  those  collective efforts).


These  factors, combined,  have strained the financial resources
of  the  Company  and   required   the   Company  to   undertake
restructuring  measures, which  included,  among  other  things, the sale of  the  operating  assets  of TNI in  January 1997 and the rescission of the ATI and HMT  acquisition agreements in May and June 1997,  respectively.  For  further  discussion  of  the impact  of  these  events and uncertainties on future operations and the Company's financial condition, see "Liquidity and Capital
Resources"

OPERATIONS OF BUSINESS ACQUIRED AND DISPOSED OF

The  Company  acquired various businesses in 1996  and  1995  and disposed  of  various  businesses in  1996  and  1997.  The  more significant  acquisitions were: TNI acquired in  July  1995;  NSC acquired  in  October  1995; and, HMT  acquired  in  March  1996.
Disposals  of businesses included (i) the sale, in January  1997, of the operating assets of TNI, (ii) the rescission, in May 1997, of  the  ATI  acquisition agreement and (iii) the rescission,  in
June  1997, of the HMT acquisition agreement (see Note 4  to  the consolidated financial statements appearing elsewhere herein). As a  result  of the disposition of all businesses included  in  the
Company's  telecommunications  segment,  the  operations  of  the
Company's  telecommunications segment are shown  as  discontinued
operations   in  the  accompanying  consolidated  statements   of
operations for all periods presented.

For purposes of the following discussion, the operations of TNI include the operations of TNI, LCI and Comstar. TNI, LCI and Comstar all operate as switch-less re-sellers of long-distance telephone services and products and were combined into one operating division after the acquisition of TNI.

In  1997,  TNI  had no revenues and its loss from operations  was
$52,307.  The net revenues and loss from operations of  TNI  were
$1,481,317  and $1,792,795, respectively, in 1996 and  $2,373,491 and  $3,122,621  (including  impairment  losses  of  $2,758,779), respectively, for the period from the date of its acquisition  by the  Company (July 7, 1995) to December 31, 1995. TNI's operating results  for  the periods subsequent to the date  of  acquisition were adversely affected by (i) the failure of GECCS and News  to,
among    other   things,   provision   customer   accounts    for
telecommunications products offered by GECCS/News and sold by TNI pursuant  to  a contractual agreement among TNI, GECCS  and  News
(the  "GECCS Agreement"), (ii) the cancellation of TNI  customers by  GECCS  and News, (iii)the failure of GECCS/News  to  properly bill  and  collect revenues due to TNI and (iv) a  diminution  of
TNI's marketing and distribution organization as a result of such failures  and  other actions taken by GECCS  and  News.  TNI,  as claimant  in a binding arbitration proceeding against  GECCS  and
News, was awarded damages under the GECCS Agreement in the amount of  approximately  $1,250,000. The award, which  was  entered  on
October  10,  1996,  was appealed by GECCS to the  U.S.  District
Court  for  the Northern District of Georgia on the grounds  that the  arbitrators  exceeded their powers by awarding  TNI  damages under  the  GECCS  Agreement. On September  30,  1997,  the  U.S.
District  Court  confirmed the award; and, a motion  for  summary judgment  was entered on October 1, 1997. On December  24,  1997,
the   Company,   GECCS  and  News  entered  into  a  Confidential
Settlement Agreement and Mutual Full and Final


Releases (the "Settlement Agreement"). Pursuant to the Settlement
Agreement, GECCS\News paid $1,250,000 in full satisfaction of the
arbitration   award.  Of  that  amount,  the   Company   received
approximately  $750,000, which is net  of  legal  fees.  The  net proceeds from the Settlement Agreement were used to pay trade and other obligations. The net proceeds from the Settlement Agreement are  reflected  in income (loss) from discontinued operations  in the  accompanying  consolidated statement of operations  for  the year ended December 31, 1997.

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

The  revenues  of  TNI  declined  from  $2,373,491  in  1995   to
$1,481,317  in 1996. This decrease is principally the  result  of reduced revenues from the GECCS Agreement. The operating loss  of
TNI was $343,842 in 1995 (before $2,758,779 of impairment losses)
compared  to $1,792,795 in 1996. The increase in TNI's  operating loss  (before  impairment  losses) is due  to  the  reduction  in revenues  from  the  GECCS  Agreement and  valuation  adjustments recorded  at year-end 1996 to reduce assets sold in January  1997 to  their net realizable value and the write-off of the Company's remaining investment in Comstar, including goodwill, the  effects of  which  were  not fully offset by reduced operating  expenses.
Asset  valuation  adjustments recorded at year-end  1996  totaled
approximately  $370,000  and  the  write-off  of  the   Company's
investment in Comstar totaled approximately $194,000.

In 1997 NSC had net revenues of $187,478 and an operating loss of
$1,348,679. NSC's operating loss for the year ended December  31,
1997  reflects  impairment  and  other  losses  of  approximately
$892,000. Excluding these items, NSC's 1997 operating loss  would have  been approximately $457,000. The net revenues and operating loss  of  NSC were $1,574,825 and $16,275,288 , respectively,  in
1996  and $91,106 and $363,857 respectively, for the period  from the date of its acquisition by the Company (October 27, 1995)  to
December  31,  1995.  The loss from operations  of  NSC  in  1996 includes  one-time charges of $14,233,953, to  write-off,  as  of
December  31,  1996,  the  unamortized cost  of  intangibles  and
goodwill   recorded  by  the  Company  in  connection  with   its
acquisition  of  NSC.  The write-off of the unamortized  cost  of
goodwill   and  intangibles  recorded  in  connection  with   the
acquisition  of NSC is due to the failure of NSC to  successfully market  its healthcare management information systems technology, the likelihood that NSC may not be able to market such technology in  the future without further significant capital investment and the  likelihood  of the Company being able to  provide  NSC  with
additional   capital  investment  (see  "Liquidity  and   Capital
Resources"). The decrease in NSC net revenues from 1996  to  1997 is  the  result  of  the  termination  of  the  Chrysler  service agreement, effective in September 1997, due to performance issues between Chrysler and HMS, NSC's subcontractor, the expiration  of the Ford Motor Company services agreement by its terms, effective
March  31, 1997, and lower healthcare claim recoveries under  the service  agreements from period to period. NSC's  operating  loss decreased from 1996 to 1997 due principally to the elimination of
NSC' corporate offices, lower management compensation as a result of  the  retirement of founding management and the suspension  of software development activities due to cash flow constraints.


The  net revenues and loss from operations of HMT were $1,311,055 and  $153,656, respectively, for the period from January 1,  1997 to  the  date of the rescission of the HMT acquisition  agreement and  $1,257,298 and $828,895, respectively, for the  period  from the  date of its acquisition by the Company to December 31, 1996.
HMT's  1997  net revenues reflect sales to one customer  totaling approximately $800,000. HMT's operating losses during the periods principally  reflect  amortization of  intangibles  and  goodwill recorded in connection with the acquisition and spending for  new product development.

The revenues and operating losses of ATI were $405,617 and $39,461, respectively, for the period from January 1, 1997 to the date of disposition, $673,995 and $116,460, respectively, in 1996, and $427,445 and $289,791, respectively, in 1995. The increasing trend in revenues reflects the introduction  of  ATI's
OSP and PPV services, beginning in 1996, into the Mexican hospitality market. Similarly, operating losses have decreased from period to period due to higher OSP and PPV revenues from Mexico which carry higher profit margins when compared to margins from domestic sales.


NET REVENUES

Net  revenues  for each of the three years in the  period  ending
December 31, 1997 are summarized as follows:

                                       1997       1996        1995
                                   ----------  ----------  ----------
  Net revenues from operations of
   continuing businesses          $ 1,498,533  $2,832,123  $   91,106
  Net revenues from discontinued
   telecommunications businesses      405,617   2,177,858   2,893,778
                                   ----------  ----------  ----------
                                  $ 1,904,150  $5,009,981  $2,984,884
                                   ==========  ==========  ==========

The   decrease  in  net  revenues  from  operations  of  continuing businesses  from 1996 to 1997 is the result of lower NSC  revenues, offset  by  higher  HMT  revenues. See  "Operations  of  Businesses
Acquired  and  Disposed  Of." The decrease  in  net  revenues  from discontinued  telecommunications businesses is the  result  of  the sale  of  the  operating  assets of TNI in  January  1997  and  the disposition of ATI in May 1997.

The increase in net revenues from operations of continuing businesses from 1995 to 1996 is the result of the acquisitions of HMT and NSC. HMT contributed $1,257,298 to this increase and NSC contributed $1,483,719. HMT was acquired in March 1996 and NSC was acquired in October 1995. The decrease in net revenues from discontinued telecommunications businesses from 1995 to 1996 is due to lower revenues from the GECCS Agreement, offset by an increase in net revenues of approximately $177,000 from the Company's PPV business, principally in Mexico.


COST OF REVENUES

Cost  of  revenues  applicable  to continuing  operations  in  1997 declined  substantially  as  compared to  1996.  This  decrease  is
attributable  to  lower  healthcare  claim  recoveries  under   the
Chrysler  and  Ford  Motor  Company service  agreements  and  final revenue  adjustments recorded in connection with the  Chrysler  and
Ford   Motor   Company  service  agreements.  See  "Operations   of
Businesses Acquired and Disposed Of."

Cost of telecommunications revenues generally consists of the cost of long-distance services sold by TNI under the GECCS Agreement. In
1997, no revenues were generated under that agreement. In addition, the operating assets of TNI were sold in January 1997. See
"Operations of Businesses Acquired and Disposed Of."

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

Cost of revenues from discontinued telecommunications businesses was $2,014,460 in 1995 compared to $134,607 in 1994. This increase was principally due to the acquisition of TNI and the inclusion of the cost of long distance services sold by TNI in the cost of telecommunications revenues. In 1995, the Company also made a provision of $145,776 to reduce the value of obsolete
PPV equipment to net realizable value. Prior to 1995, the cost of telecommunication revenues principally reflected the cost of PPV installation, only.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses applicable to operations of continuing businesses decreased from $6,322,627 in 1996 to 3,027,384 in 1997. This decrease principally reflects cost reduction measures undertaken as a result of continued operating losses and the effect from period to period of the disposition of HMT. See "Operations of Businesses Acquired and Disposed Of".

Selling and administration expenses applicable to operations of continuing businesses increased by $4,093,749 in 1996 over 1995.
This increase reflects the operations of businesses acquired and higher corporate expenses. Corporate expenses increased primarily due to costs associated with the registration of the Company's securities under the Securities Exchange Act of 1934, costs related to a failed attempt by the Company to file a registration statement under the Securities Act of 1933 and costs associated with the development, sale and marketing of NSC's healthcare management information products. Offsetting this increase was a reduction in stock compensation expense and the effect of stock purchase warrants.


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

Selling  and  administrative expenses applicable to  discontinued
telecommunications businesses were $449,925 in  1997,  $2,304,059 in 1996, $1,845,775 in 1995 and $649,036 in 1994. The decrease in
1997  as  compared to 1996 is due to the discontinuance of  TNI's operations  and  the rescission of the ATI acquisition  agreement and the increases in 1996 over 1995 and in 1995 over 1994 are due to the acquisition of TNI. See "Operations of Businesses Acquired and Disposed Of".

IMPAIRMENT AND OTHER LOSSES

Impairment  and other losses recognized in 1997 include  (i)  the write-off equipment under capital lease and certain other  assets
related   to   equipment  under  lease  from   Boston   Financial
Corporation   totaling  $768,545,  (ii)   provisions   for   loss
contingencies  totaling $437,335 related to office  space,  which has  been vacated, leased equipment that the Company is no longer using  and  settlement of actions brought against the Company  by
Timboon,  LTD  and  (iii) the write-off of $625,728  of  deferred compensation  assets.  See Note 5 to the  consolidated  financial statements appearing elsewhere herein.

In  1996, the Company recognized impairment losses applicable  to operations from continuing businesses of $13,806,557,  net  of  a tax benefit of $427,396, to write off the unamortized cost, as of
December  31,  1996,  of  intangibles and  goodwill  recorded  in connection  with  the acquisition of NSC. The  write-off  of  the
unamortized   cost  of  goodwill  and  intangibles  recorded   in
connection  with the acquisition of NSC is due to the failure  of
NSC  to successfully market its healthcare management information systems  technology, the likelihood that NSC may not be  able  to market  such technology in the future without further significant capital  investment and the likelihood of the Company being  able to provide NSC with additional capital investment (see "Liquidity and Capital Resources").

Impairment losses applicable to discontinued telecommunications businesses recognized in 1996 consist of the write-off the Company's remaining investment in Comstar. Comstar was acquired in June 1995 and its operations were combined with the operations of TNI. As a result of the Company's decision to divest TNI, the Company wrote-off its remaining investment in Comstar.


As  of  December  31, 1995, the Company recognized  a  charge  to income of $2,758,779 to write off, with no associated income  tax benefit, all of the goodwill related to its acquisition  of  TNI.
This   write-off,  which  is  included  in  the   operations   of
discontinued  telecommunications businesses in  the  consolidated statement  of  operations for the year ended 1995,  reflects  the
Company's belief that the business of TNI was severely damaged as a  result  of  actions  taken by GECCS  and  News  which  actions included,  among  other things, (i)the failure of  GECCS/News  to provision  customer accounts for telecommunications products  and services  offered  by GECCS/News and sold by TNI  pursuant  to  a contractual  agreement  among  TNI,  GECCS  and  News,  (ii)  the cancellation of TNI customers by GECCS/News and (iii) the failure of  GECCS/News to properly bill and collect revenues due to  TNI.
As   more  fully  discussed  herein  and  in  the  Notes  to  the
consolidated  financial  statements,  the  Company  was   awarded
approximately $1,250,000 in a binding arbitration proceeding with
GECCS/News.  The arbitration award was confirmed  by  the  United
States  District Court, Northern District of Georgia on September
30,  1997  and  the  Company's motion for  summary  judgment  was entered October 1, 1997. On December 24, 1997, the Company, GECCS
and  NEWS  entered into a Confidential Settlement  Agreement  and
Mutual  Full  and  Final  Releases (the "Settlement  Agreement").
Pursuant  to the Settlement Agreement, GECCS\NEWS paid $1,250,000 in  full  satisfaction of the arbitration award  granted  to  the
Company.  Of  that  amount,  the Company  received  approximately
$750,000,  which  is  net of legal fees. The  proceeds  from  the
Settlement Agreement were used to pay trade and other obligations of  the  Company,  including $468,000  of  notes  and  debentures payable.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization applicable to continuing operations decreased by $962,059 in 1997 as compared to 1996. The decrease principally reflects the write-off, effective as of December 31, 1996, of the goodwill and intangibles recorded in connection with the acquisition of NSC.

Depreciation  and amortization applicable to both  operations  of
continuing    businesses   and   operations    of    discontinued
telecommunications businesses increased in 1996 over 1995 and  in
1995  over  1994.  These  increases are principally  due  to  the amortization  of intangibles and goodwill arising  from  business acquisitions and a higher investment in furniture and equipment.

INTEREST EXPENSE

Interest  expense  applicable to both  operations  of  continuing businesses  and  operations  of  discontinued  telecommunications businesses  totaled $620,277, $420,688 and $84,110 in 1997,  1996 and  1995,  respectively. The increases from period-to-period  in interest expense are principally due to higher levels of  average borrowings outstanding during the periods and an increase in  the average  effective rate on borrowings outstanding during 1997  as compared to 1996.

OTHER ITEMS

In 1997, the Company recognized gains of approximately $2,695,000 and  $259,000, respectively, from the sale of a license agreement to  the founding management of NSC and from the rescission of the
HMT  acquisition  agreement.  See  Note  4  to  the  consolidated financial  statements.  The  Company also  incurred  $120,000  of financing  fees  in  connection  with  the  issuance  of  its  4%
convertible debentures.


INCOME TAXES

Income  tax  benefits  applicable to continuing  operations  were
30.0%, 12.5% and 0.75% of pre-tax loss from continuing operations in  1997, 1996 and 1995, respectively. The principal reasons  for the differences between the effective income tax rates during the periods  and  the Federal statutory rate of 46% were the  changes during  each  year  in  the  net deferred  income  tax  valuation allowance,  the  tax  effects  from the  rescission  of  business
acquisitions  and  impairment  losses  recognized  in  1996.   No
provisions for taxes currently payable were made in 1997, 1996 or
1995. As of December 31, 1997, the Company's deferred income  tax assets  exceeded its deferred tax liabilities by $3,967,200,  for which the Company has provided a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Over the past three years the principal sources of liquidity have been  derived from financing activities. In 1997, 1996 and  1995, the Company received cash of approximately $232,000, $2.2 million and  $4.1  million,  respectively, from the issuance  of  205,556 shares, 413,668 shares and 1,477,874 shares, respectively, of its common  stock in reliance upon exemptions under Regulation  D  of the  Securities Act of 1933 and approximately $1.6 million,  $2.4 million  and $475,000, respectively, from the issuance  of  notes and  debentures payable. In 1997, the Company also received  cash of approximately $371,000 from the disposition of businesses, net of cash of businesses disposed of.

The  proceeds from financing activities were used principally  to fund  operating losses. In 1997, 1996 and 1995, the Company  used cash  of  approximately  $1.4  million,  $4.2  million  and  $1.8
million,   respectively,  in  operating   activities.   See   the
consolidated  statements of cash flows. The other principal  uses of  cash  during  these  periods  were  capital  expenditures  of
approximately   $553,000  and  $132,000   in   1996   and   1995,
respectively,  and  cash of approximately $1.4  million  used  to acquire NSC. In addition, during 1997, 1996 and 1995, the Company made  payments  on notes and debentures payable of  approximately
$687,000, $638,000 and $263,000, respectively.

Significant  debt financing transactions during  1997,  1996  and
1995  were  the  issuance  in  February  1997  of  $1,120,000  4%
convertible  debentures  due October  1,  1998  to  Timboon,  LTD
("Timboon",a  non U.S. person) in reliance upon exemptions  under
Regulation  S of the Securities Act of 1933 and the  issuance  in
1996  of  (i)  a series of 10% cumulative convertible debentures, due  on  various dates through November 1997, issued in  reliance upon  exemptions under Regulation D of the Securities Act of 1933 and  (ii) $500,000 10% cumulative convertible debentures, due  in
November 1997, issued to RANA Investment Company ("RANA") and  an affiliate  of RANA (non U.S. persons) in reliance upon exemptions under  Regulation S of the Securities Act of 1993.  During  1997,
1996  and  1995, the Company also received proceeds of  $286,743,
$562,735  and $475,349 from the issuance of notes and  debentures payable to officers, directors and shareholders of the Company.


The  4% cumulative convertible debentures due October 1, 1997 are convertible  at  any time after 45 days from the  date  of  their issuance,  until maturity, into the Company's common stock  at  a conversion  price equal to the lesser of (a) 80% of  the  average closing bid price of the Company's common stock for the five days preceding  the  issuance of the debentures  or  (b)  70%  of  the average  closing bid price of the Company's common stock for  the five  days  preceding the conversion date. The  Company  incurred costs  in connection with this financing of $120,000 and received net  proceeds  of $1,000,000. The Company, through  December  31,
1997,  converted $120,000 of the 4% Debentures issued to  Timboon into 256,361 shares of the Company's common stock. As a result of the  Company's refusal to convert additional debentures, Timboon,
LTD  filed  suit  against the Company seeking the  conversion  or payment  of the debentures. The Company also filed a counterclaim
against    Timboon   alleging   that   Timboon    breached    the
representations and covenants it made in the Off-Shore Securities
Subscription Agreement. Effective March 2, 1998, the Company  and
Timboon  entered  into a Settlement Agreement  and  Release  (the
"Settlement  Agreement")  in settlement  of  all  claims  brought against each other in connection with the 4% Debentures. Pursuant to  the  Settlement  Agreement, the Company is  required  to  pay
Timboon $1,200,000, in cash, or by the liquidation by Timboon  of shares of the Company's common stock into which the 4% Debentures are convertible. The Settlement Agreemment also provided that the
Company  designate 4,000,000 shares of its common  stock,  to  be held  in escrow, for liquidation by Timboon pursuant to the terms of an escrow agreement.

The 10% cumulative convertible debentures due on various dates through November 1997 are convertible into shares of the Company's common stock on their respective maturity dates or on the effective date of a registration statement under the Securities Act of 1993, if earlier. The number of shares of common stock issuable upon conversion of these debentures, in either case, is generally to be determined by dividing the principal amount of the debentures, plus accrued and unpaid interest, by the lesser of (a) the fixed conversion prices set forth in the debentures, which range from $1.50 to $5.00 per share, or (b) a conversion price equal to 50% of the average closing bid and ask prices of the Company's common stock at the close of trading on the next day following the maturity date as set forth in the respective debenture. The Company has been informed that $845,000 of these convertible debentures have been assigned to persons residing in the State of Michigan.
The Company believes the shares issuable to the assignees of the Company's 10% cumulative convertible debentures upon conversion may violate the terms and conditions of the consent order entered into between the Company and the State of Michigan (see Note 14 to the consolidated financial statements). The Company has not made a final determination as to the conversion rights of such assignees.
As a result of the Company not having converted these debentures on their respective maturity dates, the Company is in default of the terms of the debentures.

The  10%  cumulative convertible debentures due in November  1997 are  convertible into shares of the Company's common stock at any time  after 45 days from the date of their issuance and prior  to their scheduled one-year maturity dates. The conversion price  of these  debentures, plus accrued and unpaid interest, is equal  to the  lesser  of (a) 70% of the average closing bid price  of  the
Company's common stock for the five days preceding the conversion date  or (b)80% of the average closing bid price of the Company's common  stock  for  the  five  days  prior  to  issuance  of  the debentures.  In connection with the issuance of these debentures,
the   Company  incurred  placement  fees  and  other   costs   of
approximately  $50,000 and received net proceeds of approximately
$450,000.  As  of  December 31, 1997, the Company  has  converted
$330,000  of these debentures into 93,301 shares of the Company's common stock and has outstanding unconverted debentures totaling
$170,000. The Company is in default of the terms of the unconverted debenture outstanding at December 31, 1997 by virtue of not having converted the debenture  on  its maturity date.


The terms of notes and debentures outstanding at December 31, 1997, are more fully described in Note 7 to the consolidated financial statements.

The  amount  of  financing necessary to continue to  support  the
operations   and  capital  needs  of  businesses  acquired,   the
continuing operating losses of businesses acquired, the  lack  of equity and debt financing available to the Company (together with the  inability  of  the Company to meet its  funding  obligations under  the  HMT acquisition agreement and its payment obligations to  trade  and  other creditors), and the desire  of  the  former shareholders  of  ATI and HMT to rescind the  original  purchases transactions,  among other factors, led to management's  decision to  dispose  of  ATI and HMT and sell substantially  all  of  the operating assets of TNI. After the rescission of the ATI and  HMT acquisitions  and the sale of the operating assets  of  TNI,  the remaining  operations  of the Company consist  of  NSC.  NSC  has incurred  substantial operating losses since its  acquisition  by the  Company in October 1995 and there is no assurance  that  NSC will be able to reverse this trend in the future.

Other factors that may affect the future liquidity needs of the Company, include (i) pending litigation, (ii) judgments currently outstanding against the Company and its subsidiaries totaling approximately $173,000 at December 31, 1997, (iii) the summary judgment in the amount of $500,000 awarded in arbitration on February 3, 1998 to the former shareholders of CCI, (iv) outstanding guarantees by the Company of certain equipment lease obligations of ATI, and (v) the obligation of the Company to make a rescission offer to Michigan purchasers of its common stock pursuant to a consent order executed by the Company and the State of Michigan in December 1996. These factors are more fully described in Note 14 to the consolidated financial statements.

As  of  December 31, 1997, the Company has a deficiency in assets of  approximately  $7.3 million and current liabilities  exceeded current assets by approximately $6.5 million. In addition, as  of
December  31, 1997, the Company does not have any used or  unused lines  of  credit  or  any other committed and  unused  financing facilities.  Consequently, it is uncertain  whether  or  not  the
Company   will  have  sufficient  cash  resources,  either   from
operations or from financing activities, to carry on its business operations, in which case the Company would be required  to  seek other  alternatives, including sale, merger or discontinuance  of operations.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In  June  1997, the Financial Accounting Standards  Board  issued
Statement  of  Financial Accounting Standards No. 130,  Reporting
Comprehensive  Income ("SFAS NO. 130"), which  is  effective  for fiscal  years  beginning after December 15, 1997.  SFAS  No.  130
establishes   standards  for  the  reporting   and   display   of
comprehensive income and its components in a full set of general-
purpose  financial statements. Although SFAS No. 130 only impacts display  as  opposed to actual amounts recorded, it represents  a change  in financial reporting. Management has not completed  its review of SFAS No. 130, but does not anticipate that the adoption of this statement will have a significant impact on the Company's reported earnings.

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



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Report on the Consolidated Financial
   Statements for the year ended December 31, 1997            29

Independent Auditors' Report on the Consolidated Financial
   Statements for the year ended December 31, 1996 and 1995   30

Consolidated Balance Sheets as of December 31, 1997 and 1996  31

Consolidated Statements of Operations for each of the three
   years in the period ended December 31, 1997                33

Consolidated Statements of Changes in Stockholders' Deficit
   for each of the three years ended in the period
   December 31, 1997                                          34

Consolidated Statements of Cash Flows for each of the three
   years ended in the period December 31, 1997                36

Notes to Consolidated Financial Statements                    37


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Systems Communications, Inc.
Clearwater, Florida

We   have   audited  the  consolidated  balance  sheet  of  Systems
Communications, Inc. and Subsidiaries as of December 31, 1997,  and
the  related  consolidated  statement  of  operations,  changes  in stockholders' deficit and cash flows for the year then ended. These financial  statements  are  the  responsibility  of  the  Company's management.  Our responsibility is to express an opinion  on  these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systems Communications, Inc. and Subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

The   accompanying  consolidated  financial  statements  have  been
prepared   assuming   that   Systems   Communications,   Inc.   and
Subsidiaries  will  continue  as a going  concern.  As  more  fully described  in  Note  3, the Company has incurred  operating  losses during  each  of the years in the three-year period ended  December
31,  1997,  and  has a working capital deficiency and stockholders'
equity  deficiency at December 31, 1997. In addition,  the  Company has  not  complied with  certain repayment terms of loan agreements and  currently has  no  source of  significant operating  revenues.
These  conditions  raise  substantial  doubt  about  the  Company's ability  to continue as a going concern. The consolidated financial statements  do not include any adjustments to reflect the  possible future  effects on the recoverability and classification of  assets or  the  amounts and classification of liabilities that may  result from the outcome of this uncertainty.


/s/ Moore Stephens Lovelace, P.L.


Orlando, Florida
May 8, 1998

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors
Systems Communications, Inc.


We  have  audited  the accompanying consolidated balance  sheet  of
Systems  Communications, Inc. and Subsidiaries as of  December  31,
1996   and  the  related  consolidated  statements  of  operations, stockholders' equity, and cash flows for each of the two  years  in the  period ended December 31, 1996. These financial statements are the  responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systems Communications, Inc. and Subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended
December 31, 1996, in conformity with generally accepted accounting principles.

The   accompanying  consolidated  financial  statements  have  been
prepared   assuming   that   Systems   Communications,   Inc.   and
Subsidiaries  will  continue  as a going  concern.  As  more  fully described  in  Note  3, the Company has incurred  operating  losses during each of the years in the two-year period ended December  31,
1996, and has a working capital deficiency and stockholders' equity deficiency at December 31, 1996. In addition, the Company  has  not complied  with  certain repayment terms of loan  agreements.  These conditions  raise substantial doubt about the Company's ability  to continue  as a going concern. The consolidated financial statements do  not  include  any  adjustments to reflect the  possible  future effects on the recoverability and classification of assets  or  the amounts and classification of liabilities that may result from  the outcome of this uncertainty.


                                   /s/ Ernst & Young LLP


Tampa, Florida
December 24, 1997


                          SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                     -------------------------
                                                       1997             1996
                                                     ---------       ---------
ASSETS

Current assets:
 Cash and cash equivalents                          $   65,556       $  61,039
 Accounts receivable, less allowance for
   doubtful accounts of $28,074 in 1996                   --           802,079
 Notes and accounts receivable from officers
  and employees                                         60,908         102,000
 Other current assets                                  130,419         438,763
                                                      ---------       --------
Total current assets                                   256,883       1,403,881
                                                      ---------      ---------
Furniture and equipment                                130,162       1,812,867
 Less accumulated depreciation                         (56,774)       (587,598)
                                                      ---------      ---------
Net furniture and equipment                             73,388       1,225,269
Note receivable from the sale of assets, less
 allowance of $500,000 in 1997                            --              --
Deferred compensation                                   52,941         662,199
Intangible assets, net of accumulated amortization
 of $566,666 in 1996                                      --         1,083,334
Excess of cost over fair value of net assets
 acquired, net of accumulated amortization of
 $75,034 in 1996                                          --         1,298,950
Other non-current assets                                 4,982         173,667
                                                      ---------      ---------
Total assets                                        $  388,194     $ 5,847,300
                                                      =========      =========

See Notes to Consolidated Financial Statements


                SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)



                                                            DECEMBER 31,
                                                      ----------------------
                                                          1997       1996
                                                      ----------  ----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Borrowings under lines of credit                     $     --    $  182,651
 Current portion of notes and debentures payable       3,361,700   3,180,758
 Current portion of obligations under capital lease         --       242,477
 Accounts payable                                        535,516   1,452,192
 Accrued compensation and employee benefits            1,176,578   1,528,153
 Accrued interest                                        497,514     286,312
 Liabilities and accruals for claims, assessments
  and other losses                                     1,129,823        --
 Other current liabilities                                27,062     595,363
 Deferred revenue                                           --       440,232
                                                      ----------  ----------
Total current liabilities                              6,728,193   7,908,138
                                                      ----------  ----------
Obligations under capital lease, less current portion       --       458,654
Deferred liabilities under employment agreements         310,794     676,261
Other liabilities                                           --        72,573
                                                      ----------  ----------
Total liabilities                                      7,038,987   9,115,626
                                                      ----------  ----------
Common stock subject to rescission                       674,124     709,124
                                                      ----------  ----------
Common stock to be issued                                   --     2,000,000
                                                      ----------  ----------
Commitments and contingencies

Stockholders' deficit:
 Class A convertible preferred stock, stated value
  and liquidation preference - $1.00 per share;
  authorized 5,000,000 shares, issued and
  outstanding 192,000 shares in 1996                        --           630
 Class B convertible preferred stock, stated value
  and liquidation preference - $1.00 per share;
  authorized 10,000,000 shares, issued and
  outstanding 2,953,125 shares in 1997 and
  4,550,000 shares in 1996                            1,617,260    2,491,745
 Common stock - $.001 par value; authorized
  50,000,000 shares, issued and outstanding
  12,083,646 shares in 1997 and 10,626,874
  shares in 1996                                         12,084       10,627
 Additional paid in capital                          16,866,883   16,823,526
 Accumulated deficit                                (25,821,144) (25,303,978)
                                                     ----------   ----------
Total stockholders' deficit                          (7,324,917)  (5,977,450)
                                                     ----------   ----------
Total liabilities and stockholders' deficit          $  388,194  $ 5,847,300
                                                     ==========   ==========

See Notes to Consolidated Financial Statements


                   SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                        ---------------------------------------
                                            1997         1996          1995
                                        ----------    ----------    -----------
Net revenues                           $ 1,498,533   $ 2,832,123    $    91,106
                                        ----------    ----------    -----------
Costs and expenses:
 Cost of revenues                          109,563       827,063           --
 Selling and administrative expenses     3,027,384     6,322,627      1,887,275
 Impairment and other losses             1,898,953    14,233,953           --
 Depreciation and amortization             497,377     1,459,436        148,192
                                        ----------    ----------     ----------
  Total operating costs and expenses     5,533,277    22,843,079      2,035,467
                                        ----------    ----------     ---------
                                        (4,034,744)  (20,010,956)    (1,944,361)
Gain from sale of license agreement      2,695,214         --              --
Gain from rescission of business
 acquisition                               259,352         --              --
Interest income                              4,070         8,183          3,777
Interest expense                          (587,884)     (381,975)       (63,644)
Other income (expense), net               (125,318)     (103,891)          --
                                        ----------    ----------      ---------
Loss from continuing operations before
 income taxes                           (1,789,310)  (20,488,639)    (2,004,228)
Income tax benefit                        (483,000)   (2,554,150)     (  15,124)
                                        ----------    ----------      ---------
Loss from continuing operations         (1,306,310)  (17,934,489)    (1,989,104)

Discontinued operations:
 Income (loss) from operations of
  discontinued telecommunications
  businesses, less income tax expense
  (benefit) of $240,000, ($649,044)
  and ($241,577) in 1997, 1996 and
  1995, respectively                       391,752   ( 1,322,179)    (3,818,921)
 Gain from disposition of
  telecommunication businesses, less
  income tax expense of $243,000           397,392          --             --
                                        ----------   -----------      ---------
Net loss                               $  (517,166) $(19,256,668)   $(5,808,025)
                                        ==========    ==========      =========
Basic earnings per share:
 Loss from continuing operations       $      (.12) $      (2.15)   $     (0.58)
 Income (loss) from operations of
  discontinued telecommunications
  businesses                                   .03         (0.16)         (1.23)
 Gain from disposition of
  telecommunications businesses                .04          --              --
                                        ----------   -----------       ----------
 Net loss                              $      (.05) $      (2.31)   $     (1.81)
                                        ==========    ==========       ==========
Weighted average number of
   common shares outstanding            10,802,103     8,349,459       3,201,991
                                        ==========    ==========      ==========

See Notes to Consolidated Financial Statements


                   SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                           CLASS A             CLASS B
                                          PREFERRED            PREFERRED           COMMON STOCK
                                      ------------------  --------------------  ------------------
                                       SHARES    AMOUNT    SHARES     AMOUNT      SHARES    AMOUNT
                                      ---------  -------  ---------  ---------  ----------  ------
Balance at December 31, 1994          1,700,000 $   --        --     $   --      2,797,485 $ 2,798
Issuance of common stock and warrants
 for cash                                  --       --        --         --      1,477,874   1,478
Issuance of stock as compensation      1,525,000   20,625     --         --      1,053,090   1,053
Issuance of stock and warrants in
 consideration for extension of
 related party indebtedness                --       --      140,000    236,600       --         --
Issuance of stock and warrants in
 connection with business acquisitions 1,575,000  157,500 4,550,000  2,491,745   2,339,765   2,339
Reclassification of common stock
 subject to rescission                     --        --       --          --      (242,416)   (242)
Net loss                                   --        --       --          --         --         --
                                       ---------  ------- ---------  ---------   ----------  ------
Balance at December 31, 1995           4,800,000  178,125 4,690,000  2,728,345   7,425,798   7,426
Issuance of common stock and warrants
 for cash                                  --        --       --          --       413,688     414
Conversion of preferred stock         (4,408,000)(177,495) (140,000)  (236,600)  2,254,910   2,255
Issuance of common stock as
 compensation                              --        --       --          --        41,754      42
Issuance of common stock in connection
 with business acquisitions                --        --       --          --       283,172     283
Issuance of stock for debt                 --        --       --          --       207,552     207
Rescission of business acquisitions     (200,000)    --       --          --           --       --
Net loss                                   --        --       --          --           --       --
                                       ---------  -------  ---------  ---------  ----------  ------
Balance at December 31, 1996             192,000      630  4,550,000  2,491,745  10,626,874  10,627
Issuance of common stock and warrants
 for cash                                  --        --       --          --        205,556     206
Conversion of preferred stock           (192,000)    (630)(1,596,875)  (874,485)    676,682     677
Issuance of common stock as
 compensation                              --        --       --          --      1,000,857   1,001
Issuance of stock for debt                 --        --       --          --        577,421     577
Rescission of business acquisitions        --        --       --          --       (994,247)   (994)
Repayment of loan to officer               --        --       --          --         (9,497)    (10)
Net loss                                   --        --       --          --           --       --
                                        ---------  -------  ---------  ---------  ----------   -----
Balance at December 31, 1997               --   $    --    2,953,125 $1,617,260   12,083,646 $12,084
                                        =========  ======= =========  =========  ==========  =======

See Notes to Consolidated Financial Statements


                        SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT(Continued)


                                               Additional
                                                Paid-In     Accumulated
                                                Capital       Deficit       Total
                                               ----------    ----------    ----------
Balance at December 31, 1994                   $  286,852  $   (239,285) $     50,365
Issuance of common stock and warrants
 for cash                                       4,109,409           --      4,110,887
Issuance of stock as compensation                 430,095           --        451,773
Issuance of stock and warrants in
 consideration for extension of
 related party indebtedness                       105,000           --        341,600
Issuance of stock and warrants in
 connection with business acquisitions          7,731,935           --     10,383,519
Reclassification of common stock
 subject to rescission                           (789,382)          --       (789,624)
Net loss                                             --      (5,808,025)   (5,808,025)
                                               ----------    ----------    ----------
Balance at December 31, 1995                   11,873,909    (6,047,310)    8,740,495
Issuance of common stock and warrants
 for cash                                       2,186,859          --       2,187,273
Conversion of preferred stock                     411,840          --            --
Issuance of common stock as
 compensation                                     260,151          --         260,193
Issuance of common stock in connection
 with business acquisitions                     1,891,824          --       1,892,107
Issuance of stock for debt                        198,943          --         199,150
Rescission of business acquisitions                  --            --             --
Net loss                                             --     (19,256,668)  (19,256,668)
                                               ----------    ----------    ----------
Balance at December 31, 1996                   16,823,526   (25,303,978)  ( 5,977,450)
Issuance of common stock and warrants
 for cash                                         231,294          --         231,500
Conversion of preferred stock                     874,438          --           --
Issuance of common stock as
 compensation                                     383,234          --         384,235
Issuance of stock for debt                        715,741          --         716,318
Rescission of business acquisitions            (2,105,005)         --      (2,105,999)
Repayment of loan to officer                      (56,345)         --         (56,355)
Net loss                                             --        (517,166)     (517,166)
                                               ----------    ----------    ----------
Balance at December 31, 1997                  $16,866,883 $ (25,821,144) $ (7,324,917)
                                               ==========    ==========    ==========


See Notes to Consolidated Financial Statements


                             SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Year Ended December 31,
                                                         ---------------------------------------
                                                            1997        1996           1995
                                                         ----------   ----------     -----------
Cash flows from operating activities:
 Net loss                                              $   (517,166)  $(19,256,668)  $(5,808,025)
  Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciation and amortization                           544,839      1,750,727       459,327
    Amortization of deferred compensation, net             (125,503)       (16,552)       61,819
    Provision for bad debts                                  39,816        522,687       181,753
    Provision for inventory obsolescence                       --             --         145,776
    Stock and warrants issued for compensation
     and as consideration for extension of debt             384,235        260,193       793,373
    Deferred income taxes                                      --       (3,203,194)     (256,699)
    Impairment losses                                     1,898,953     14,428,854     2,758,779
    Gain from sale of license agreement                  (2,695,214)         --            --
    Gain from rescission of business acquisition           (259,352)         --            --
    Gain from disposition of telecommunications
     businesses                                            (640,392)         --            --
    Increase (decrease) in cash from change
     in operating assets and liabilities:
      Accounts receivable                                   148,912        214,330       317,161
      Equipment inventories                                    --           73,211       (80,091)
      Deferred expenses                                        --          498,697       (92,130)
      Other assets                                           52,252         67,037       (42,702)
      Accounts payable                                     (484,304)       (39,308)     (430,448)
      Accrued expenses and other liabilities                401,166      1,060,019       224,948
      Deferred revenue                                     (109,957)      (553,982)        5,937
                                                         ----------      ----------     ---------
  Net cash used in operating activities                  (1,361,719)    (4,193,949)   (1,761,222)
                                                         ----------      ----------     ---------
Cash flows from investing activities:
 Acquisition of businesses, net of cash acquired               --          (46,854)   (1,428,312)
 Disposition of businesses, net of cash disposed of         370,844           --            --
 Expenditures for furniture and equipment                    (7,693)      (552,718)     (131,744)
 Notes receivable from officers and employees                  --          (50,000)      (52,000)
 Acquisition of other assets                                   --             --         (64,852)
                                                         ----------      ----------   -----------
  Net cash provided by (used in) investing activities       363,151       (649,572)   (1,676,908)
                                                         ----------      ----------   -----------
Cash flows from financing activities:
 Proceeds from issuance of common stock                     231,500      2,187,273     4,110,887
 Proceeds from notes and debentures payable               1,568,443      2,422,752       475,349
 Payments on notes payable and capital leases              (686,858)      (637,596)     (262,814)
 Payments on shares subject to rescission                   (35,000)       (80,500)         --
 Proceeds from (payments on) borrowings under line of
  credit                                                    (75,000)        47,917        (2,100)
                                                         ----------      ----------     ---------
  Net cash provided by financing activities               1,003,085      3,939,846     4,321,322
                                                         ----------      ----------     ---------
Net increase (decrease) in cash                               4,517       (903,675)      883,192
Cash and cash equivalents at beginning of the year           61,039        964,714        81,522
                                                         ----------      ----------     ---------
Cash and cash equivalents at end of the year          $      65,556    $    61,039   $   964,714
                                                         ==========      ==========     =========

See Notes to Consolidated Financial Statements


                  SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  FORMATION OF THE COMPANY AND DESCRIPTION OF BUSINESS

Systems  Communications,  Inc. (the  "Company")  was  organized  as
Florida One Capital Corporation in 1987 and in 1988 made an initial public  offering of its common stock as a blank check  company  for the purpose of acquiring other companies. During 1990 and 1991, the
Company  acquired and divested companies engaged in the  eye  glass distribution and residential building industries and  for  a  brief period  of  time,  operating under the name of Highland  Healthcare
Corporation, was under the control of another publicly-owned  blank check  company  formed  for  the purpose  of  acquiring  healthcare related businesses. During the period from the fall of 1991 to  the date  of the first acquisition described below, the Company had  no operations  or  assets  and was dormant.  During  the  period  1994
through   1997,  the  Company  acquired  and  disposed  of  various
businesses  and currently has one operating subsidiary (  "National
Solutions   Corporation").  The  acquisition  and  disposition   of
businesses during this period are more fully described herein.

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

Effective  October  27,  1995,  the Company  acquired  all  of  the
outstanding   stock  of  National  Solutions,  Inc.  ("NSC").   The
principal  business of NSC is to (i) develop, for  commercial  use, healthcare management information systems technology acquired  from the U.S. Government pursuant to the Federal Technology Transfer Act of  1986,  as amended, and (ii) sell the benefits from the  use  of such  technology to large, self-insured companies, insurers,  third party  administrators  ("TPA's"), health maintenance  organizations
("HMO's")   and  healthcare  plan  administrators.  To  date,   the
Company's  revenues  have been derived primarily  from  retroactive analysis of claims paid using the services of subcontractors,  with respect  to  which  the Company has received a  percentage  of  the recovered savings.


Effective  March  12,  1996,  the  Company  acquired  all  of   the
outstanding  stock  of Healthcare Management Technologies  ("HMT").
The  principal  business  of  HMT  is  the  development,  sale  and
maintenance   of   medical  management  "Windows"  based   computer
software.

In May 1996, the Company gave notice to the principals of CCI that it was canceling all of the related acquisition agreements and abandoning the business of CCI. The abandonment of CCI is subject to an arbitration proceeding initiated by the former shareholders of CCI (see Notes 4 and 14).

In  January  1997,  the  Company  sold  substantially  all  of  the operating  assets  of  TNI.  As of that date,  the  only  remaining significant asset of TNI consisted of the arbitration award in  the amount  of  $1,250,000  granted to TNI  in  a  binding  arbitration
proceeding   between  and  among  TNI,  GE  Capital  Communications
Services   Corporation  ("GECCS")  and  New  Enterprise   Wholesale
Services,  Limited Partnership ("NEWS"). On December 24, 1997,  the
Company,  GECCS  and  NEWS  entered into a Confidential  Settlement
Agreement  and  Mutual  Full  and Final Releases  (the  "Settlement
Agreement")  regarding  the  arbitration  award  in  favor  of  the
Company.  Pursuant  to  the Settlement Agreement,  GECCS\NEWS  paid
$1,250,000 in full satisfaction of the arbitration award.  Of  that amount, the Company received approximately $750,000, which  is  net of legal fees. The proceeds from the Settlement Agreement were used to pay trade and other obligations.

In May 1997, the Company and the former shareholders of ATI entered into a rescission agreement which provides for the rescission of the Company's August 1994 acquisition of ATI; and, in June 1997, the Company entered into an agreement with the former shareholders of HMT to rescind the Company's March 1996 acquisition of HMT (See
Note 4).

The  dispositions  of CCI, TNI (which includes  the  operations  of
Comstar  and  LCI  subsequent  to the  dates  of  their  respective acquisitions)  and  ATI,  all  of  which  comprised  the  Company's telecommunications segment, and the operations of those  businesses
for   all   periods  presented  are  reflected  as  components   of
discontinued operations in the accompanying consolidated statements of operations (See Note 4).

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

INTANGIBLE ASSETS

Intangible assets as of December 31, 1996 consist of the cost of acquired medical management computer software ($1,500,000) and acquired customer lists. The useful life assigned to medical computer software was 3 years. As of December 31, 1996, the unamortized cost of medical computer software was approximately
$1,083,000  and  amortization for the year 1996  was  approximately
$416,700. In 1997, the cost of medical computer software and related accumulated amortization were removed from the Company's consolidated balance sheet as a result of the rescission of the HMT acquisition agreement. Amortization in 1997 for the period prior to the rescission of the HMT acquisition agreement was approximately
$208,000. The cost of acquired customer lists ($150,000) was fully amortized at December 31, 1995.

In  1995,  the  Company recorded $12,400,000 of  intangible  assets
(healthcare  management decision software technology)  acquired  in connection  with its acquisition of NSC. The estimated useful  life of the acquired software technology was 20 years. The Company wrote-
off  the  unamortized cost of the software technology  acquired  in connection with the NSC acquisition, as of December 31,  1996,  due
to   continued  operating  losses  and  the  failure  of   NSC   to
successfully market the acquired technology (See Note 5).

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

The Company assesses the recoverability of intangible assets, including goodwill, if facts and circumstances suggest that the carrying amount of intangible assets may have been impaired. In making its assessment, the Company gives consideration to the undiscounted cash flows from the use of such assets, the estimated fair value of such assets and other factors which may affect the recoverability of such assets. If such an assessment indicates that the carrying value of intangible assets may not be recoverable, the carrying value of intangible assets is reduced.

Excess  of  cost over the fair value of net assets acquired  as  of
December 31, 1996 consists of goodwill recorded in connection  with the  acquisition of HMT and was assigned a useful life of 15 years.
In  1997,  the  excess of cost over the fair value  of  net  assets
acquired   associated   with  the  HMT  acquisition   and   related
accumulated   amortization   were  removed   from   the   Company's
consolidated balance sheet as a result of the rescission of the HMT acquisition agreement (See Note 4).

In 1995, the Company recorded approximately $2,718,000 in goodwill in connection with its acquisition of NSC. As of December 31, 1996, the Company wrote-off the unamortized cost of goodwill recorded in connection with the NSC acquisition, as an impairment loss, due to the failure of NSC to successfully market the acquired technology
(See Note 5).


REVENUE RECOGNITION

The Company recognizes revenue in the period in which the service is provided or, in the case of software sales, at the time the software is delivered. Revenues related to audit or retroactive claims review services, which are based on a percentage of the savings, are recognized at the time of third party approval of the reimbursable amounts.

INCOME TAXES

The Company has applied, for all years presented, the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach in accounting for income taxes.

EARNINGS PER SHARE

In  1997,  the  Company  adopted Statement of Financial  Accounting
Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), which requires the presentation of both basic and diluted earning per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during each year.
Diluted earnings per share is to be computed based on the sum of the weighted average number of common shares outstanding plus the additional number of shares that would have been outstanding if all potentially dilutive common shares, pursuant to stock purchase warrants and options, convertible preferred stock and convertible notes and debentures, had been issued. The Company has not presented diluted earnings per share because the inclusion of potential common shares, pursuant to stock purchase warrants and options, convertible preferred stock and convertible notes and debentures, would be antidilutive due to the Company having operating losses for all periods presented. The adoption of SFAS
No. 128 did not have any impact on previously reported earnings per share.

STATEMENT OF CASH FLOWS

The  operating, investing and financing activities included in  the consolidated  statements of cash flows are  presented  net  of  the
assets   and  liabilities  acquired  in  connection  with  business
combinations  and  the  assets  and  liabilities  disposed  of   in
connection  with  the  rescission of the ATI  and  HMT  acquisition agreements.  As  permitted  by Statement  of  Financial  Accounting
Standards  No.  95,  cash  flows from  operations  of  discontinued
telecommunications businesses are not separately presented.

LONG-LIVED ASSETS

The Company has applied, for all periods presented , the provisions of Statement of Financial Accounting Standards No. 121, "Accounting
for  the Impairment of Long-lived Assets and for Long-lived  Assets to Be Disposed Of", which requires impairment losses to be recorded
on   long-lived  assets  used  in  operations  when  indicators  of impairment are present and the undiscounted cash flows estimated to be  generated  by  those assets are less than the assets'  carrying amount.  Statement No. 121 also addresses the accounting for  long-
lived assets that are expected to be disposed of (see Note 5).


IMPACT OF OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

In  June  1997,  the  Financial Accounting Standards  Board  issued
Statement  of  Financial Accounting Standards  No.  130,  Reporting
Comprehensive  Income  ("SFAS NO. 130"),  which  is  effective  for fiscal  years  beginning  after December 15,  1997.  SFAS  No.  130
establishes   standards   for  the   reporting   and   display   of
comprehensive income and its components in a full set  of  general-
purpose  financial statements. Although SFAS No. 130  only  impacts display  as  opposed to actual amounts recorded,  it  represents  a change in financial reporting. The adoption of this statement  will not have an impact on the Company's reported earnings.

In  June  1997,  the  Financial Accounting Standards  Board  issued
Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No.
131"), which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers.
The adoption of this statement will not have a significant effect on the Company's reported segments and related disclosures.

USE OF ESTIMATES

The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

RECLASSIFICATIONS

Certain  amounts  in  the  1996  and  1995  consolidated  financial
statements   have  been  reclassified  to  conform  to   the   1997
presentation.


NOTE 3  GOING CONCERN

The accompanying financial statements have been prepared on a going concern  basis  which contemplates the realization  of  assets  and liquidation of liabilities in the ordinary course of business.  The
Company  incurred net losses (including losses from  operations  of discontinued businesses) of $517,166, $19,256,668 and $5,808,025 in
1997,   1996   and  1995,  respectively,  and  used   approximately
$1,362,000,  $4,194,000 and $1,761,000, respectively,  of  cash  in operations.  The  Company has a net working capital  deficiency  of
approximately  $6.5  million  and  a  deficiency   in   assets   of
approximately $7.3 million at December 31, 1997 and is currently in default  of certain of its obligations to trade and other creditors
(see  Notes 7 and 14). Additionally, as discussed in Note  14,  the
Company  is  required to offer purchasers of the  Company's  common stock  in  certain jurisdictions the right to rescind  their  stock purchase  transactions. Pursuant to a consent order from the  State of  Michigan, the Company is required to make a rescission offer to
Michigan  purchasers  of the Company's common  stock,  unless  such purchasers  are afforded an opportunity to resell their  shares  in the  public market pursuant to an effective registration  statement at  prices  higher  than the cost of such shares  to  the  Michigan purchasers.  The  Company  has not been  be  able  to  satisfy  the requirements of the consent order. It is uncertain whether  or  not the  failure  by  the  Company to satisfy the requirements  of  the
consent  order  will  have  a  material  adverse  impact   on   the
accompanying consolidated financial statements (See Note 14).

The Company is attempting to raise additional equity and debt financing to support its business operations but, there is no assurance that sufficient amounts of equity or debt financing will be available to the Company. As of December 31, 1997, the Company had no financing facilities available for working capital or for other purposes.

Based on the foregoing factors, it is uncertain whether or not  the
Company  can generate adequate cash flows from operations, or  from financing transactions, to meet its obligations as they become due.
In  that  event,  the  Company would  be  required  to  seek  other
alternatives,   including  sale,  merger   or   discontinuance   of
operations.  The consolidated  financial  statements do not inclued any  adjustments  that  might  result  from  the  outcome  of  this uncertainty.


NOTE 4  ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

On   August  29,  1994,  the  Company  acquired,  in  two  separate transactions,  all  of the outstanding stock  of  ATI  and  CCI  in exchange  for  an  aggregate of 1,700,000 shares of  the  Company's
Class  A  convertible preferred stock and an aggregate of  $550,000 principal amount of notes payable. Of the preferred stock issued in connection with these acquisitions, 1,500,000 shares were issued to the  former shareholders of ATI and 200,000 shares were  issued  to the  former  shareholders of CCI. Of the notes issued in connection with  these  acquisitions,  $300,000  were  issued  to  the  former shareholders  of  CCI  and  $250,000  were  issued  to  the  former shareholders  of  ATI.  Each  share of preferred  stock  issued  in connection  with  these acquisitions is convertible  into  one-half share  of the Company's common stock at the election of the  holder at  any  time  prior to a public offering of the  Company's  common stock  and  are automatically converted at the time of such  public offering. The shares of Class A convertible preferred stock  issued to  the  former  shareholders of ATI were  converted  into  750,000 shares  of  common  stock in August 1996. The  shares  of  Class  A preferred  stock  issued  to the former  shareholders  of  CCI  are subject  to an arbitration proceeding between the Company  and  the
former  shareholders  of  CCI  (See  Note  14).  The  $550,000   of
acquisition notes payable bear interest at the rate of 6% per annum and  were  originally  due  within 90 days  of  the  date  of  such acquisitions. Such notes have been extended from time to  time  and are  now  due upon completion of a public offering of the Company's common  stock.  The $300,000 of acquisition notes  payable  to  the former  shareholders  of  CCI are also subject  to  an  arbitration proceeding between the Company and the former shareholders  of  CCI
(See  Note  14).  The  Company identified  ATI  as  the  accounting acquirer  and  accounted for the acquisition of ATI and  CCI  as  a
purchase   business  combination.  No  goodwill  was  recorded   in
connection with these business acquisitions.

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

In  June 1995, the Company acquired all of the outstanding stock of
Comstar  in  exchange  for 200,000 shares of the  Company's  common stock,  valued  at  $126,000,and 500,000  shares  of  its  Class  A convertible preferred stock, valued at $157,500. The total purchase price  was  $283,500.  Each  share of  preferred  stock  issued  in connection with this acquisition is convertible into one-half share of  the Company's common stock at the election of the holder at any time  prior to a public offering of the Company's common stock  and are  automatically converted at the time of such  public  offering.
The  shares  of  Class  A  preferred stock  issued  to  the  former shareholder(s)  of  Comstar were converted into 250,000  shares  of common stock in October 1996. The excess of the purchase price over the  fair value of net assets acquired ($273,250) was allocated  to goodwill  and  assigned a useful life of 5 years.  The  unamortized cost  of  goodwill recorded in connection with the  acquisition  of
Comstar  was  written off as an impairment loss  in  1996  with  no associated income tax benefit (see Note 5). This impairment loss is
included    in   the   loss   from   operations   of   discontinued
telecommunications businesses for the year ended December 31, 1996.


In  July 1995, the Company acquired all of the outstanding stock of
TNI  in  exchange  for 4,550,000 shares of the  Company's  Class  B convertible preferred stock, valued at $2,492,000, $450,000 of  10%
convertible  debentures  and  $50,000  in  cash.  Holders  of   the
convertible debentures are also entitled to receive an aggregate of
225,000  stock purchase warrants, valued and recorded at  $141,750, exercisable at any time prior to a public offering of the Company's common  stock for an exercise price of $1.50 per share. Each  share of  preferred  stock issued in connection with this acquisition  is convertible  into approximately .36 shares of the Company's  common stock  at the election of the holder at any time prior to a  public offering  of  the  Company's  common stock  and  are  automatically converted  at the time of such public offering. The 10% convertible debentures issued in connection with the acquisition, plus  accrued interest, are due at the time of a public offering of the Company's common  stock and are convertible, at the election of  the  holder, into  the  Company's common stock at the public offering  price  in such  public  offering.  The  total  purchase  price  for  TNI  was
$3,138,195. The excess of the purchase price over the fair value of the  net  assets acquired was $2,943,401. The unamortized  cost  of goodwill  recorded  in  connection with  the  TNI  acquisition  was written off as an impairment loss in 1995 with no associated income tax  benefit (see Note 5). This impairment loss is included in  the loss  from operations of discontinued telecommunications businesses for  the year ended December 31, 1995. As of December 31, 1997, the
Company  has  converted  1,596,875 shares of  Class  B  convertible preferred  stock  issued in connection with  the  acquisition  into
580,682  shares of common stock. There have been no conversions  of the notes issued in connection with the acquisition. Subsequent  to
December  31,  1997,  the Company made a redemption  offer  to  the holders  of  the  $450,000  10% convertible  debentures  issued  in connection with the acquisition (see Notes 7 and 18).

In  October 1995, the Company acquired all of the outstanding stock of  NSC  in  exchange for 2,000,000 shares of the Company's  common stock  valued  at  $6,916,000, cash of $1,000,000 and  $250,000  in notes  payable.  The  purchase price also included  shares  of  the
Company's  common stock, valued at $2,000,000, which were  to  have been  issued  to the founders and management of NSC no  later  than
November  30,  1996. The dollar amount of the shares to  be  issued
($2,000,000)  is  shown  as  common  stock  to  be  issued  in  the accompanying  consolidated balance sheet as of December  31,  1996.
The  number  of additional shares to be issued was to be determined at  the  date  of issuance based upon a formula and  upon  issuance valued at $2,000,000 in the aggregate. The formula to determine the number  of  additional shares which were to  have  been  issued  is
$5,000,000  minus outstanding advances made to NSC by  the  Company divided  by the quoted market value of the Company's common  stock.
The  $250,000 in notes payable are non-interest bearing and are due in  equal  monthly installments of $20,000 (see Note 7). The  total purchase  price for NSC was $14.4 million, including the $2,000,000 in  additional  shares which were to have been issued  in  November
1996  pursuant to the acquisition agreement and approximately  $1.7 million  of  liabilities assumed in excess of assets  acquired  and deferred income taxes of approximately $1.0 million. The excess  of the  purchase  price  over the fair value of  the  assets  acquired
(approximately $2,718,000) was assigned a useful life of 20  years.
The  net  assets acquired also included $12,400,000 for  healthcare management decision software technology that was assigned a  useful life  of  20 years. The Company wrote off the unamortized  cost  of
goodwill   and   intangibles  recorded  in  connection   with   the
acquisition  of NSC as of December 31, 1996, as an impairment  loss
(See Note 5).


As of December 31,1996, the Company had not issued any of the shares of common stock which were to be issued to the founders and management of NSC pursuant to the NSC acquisition agreement. In
January  1997,  the founders and management of NSC  (the  "Retiring
Management") resigned in a negotiated agreement between the Company and Retiring Management. The material features of the agreement included the waiver by Retiring Management of (a) all accrued and unpaid bonuses ($695,214) and (b) $2,000,000 of the Company's common stock which was to be issued to Retiring Management pursuant to the NSC acquisition agreement in exchange for a license agreement for the exclusive use by Retiring Management of NSC's software and technology to service state governments west of the Mississippi River (excluding Utah), Mexico and Central and South
America. The license agreement, subject to minimum performance standards, is to provide for a royalty fee of one-half of one percent of all revenues derived by Retiring Management from such license agreement and for (i) the sharing on a 50-50 basis, of the net profits (to be defined) earned by NSC from the States of New
York and New Jersey and by Retiring Management from Mexico and (ii) a requirement that Retiring Management use NSC, for a reasonable fee, as its sole supplier of data processing services to process work derived from the license agreement for a period of two years.
As a result of the waiver by Retiring Management of accrued and unpaid bonuses and common stock to be issued, the Company removed the common stock to be issued and the accrued and unpaid bonuses from its consolidated balance sheet and recognized a gain from the sale of the license agreement totaling approximately $2,695,000.

Effective  March  12,  1996,  the  Company  acquired  all  of   the
outstanding stock of Health Management Technologies, Inc.  ("HMT"), whose  principal business is the development, sale and  maintenance of  medical management computer software, for 309,837 shares of its common  stock  valued at $2,000,000. The total purchase  price  was
$2,140,000, including costs of $140,000. The excess of the purchase price  over  the fair value of the net assets acquired ($1,373,984)
was  assigned  a  useful life of 15 years. The net assets  acquired
included  $1,500,000  of  medical  computer  software,  which   was
assigned a useful life of 3 years.


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

                                           Year Ended December 31,
                                       ------------------------------
                                          1996               1995
                                       -----------        -----------
Net revenues from continuing
   operations                        $   3,035,195        $ 2,384,874
                                      ------------        -----------
Loss from continuing operations      $ (18,047,892)       $(4,085,486)
                                      ------------        -----------
Loss from operations of discontinued
 telecommunications businesses       $ ( 1,322,179)       $(3,794,890)
                                      ------------        -----------
Basic earnings per share:
 Loss from continuing operations     $ (      2.16)       $(     1.28)
 Loss from operations of
  discontinued telecommunications
    businesses                         (      0.16)        (     1.19)
                                      ------------        -----------
   Net  loss                         $ (      2.32)       $(     2.47)
                                      ============        ===========

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


In  May  1996,  the  Company informed  the  principals  of  Coast
Communications, Inc. ("CCI") that the Company was  canceling  the acquisition of CCI and terminating all of the related acquisition documents;  consequently,  the Company  removed  the  assets  and liabilities  of  CCI and the debt and preferred stock  issued  in
connection   with   the  CCI  acquisition  from   the   Company's
consolidated balance sheet in May 1996 with no material effect on the  Company's results of operations. The principals of CCI filed suit  to  enforce  promissory notes in  the  aggregate  principal
amount  of  $300,000,  which  were  issued  by  the  Company   in
connection  with the CCI acquisition and the issuance of  200,000 shares  of the Company's Class A preferred stock they allege  are due  them  under  the  acquisition  agreement.  This  matter  was referred by court order to mandatory arbitration in the State  of
Florida.  On February 3, 1998, the Arbitrators' awarded in  favor of  the  former  shareholders of CCI. The award  requires,  among other things, that the Company (i) convert 200,000 shares of  its
Class A Preferred Stock, held by the former shareholders of  CCI, into  100,000  shares of its common stock and (ii) issue  another
200,000  shares  of  Class A Preferred Stock to  the  former  CCI stockholders,  which is also convertible into 100,000  shares  of the  Company's common stock, and that the Company give the former shareholders  of  CCI  the  ability to seek  a  summary  judgment against  the Company for $500,000, without opposition, or  accept
500,000  shares of the Company's Class A Preferred Stock in  lieu of a summary judgment (See Note 14).

As more fully discussed below, in January 1997 and May 1997, the Company disposed of substantially all of the remaining assets of its telecommunications segment, consisting of TNI (which include the operations of Comstar and LCI) and ATI and, entered into an agreement to rescind the March 1996 acquisition of HMT.

In  January 1997, the Company sold, in two separate transactions (i)
TNI's  long-distance customer base and existing customer receivables for  $76,000 in cash and (ii) TNI's utility audit division  customer base,  agreements  and work-in-process for $25,000  in  cash  and  a
$500,000  convertible  debenture issued  by  International  Teledata
Corporation   ("ITD").  No  value  was  assigned  to  the   $500,000
convertible  debenture (the "ITD Note") received by the Company.  By its  terms,  the  ITD  Note is due on January  31,  1999  and  bears interest at 8% per annum beginning on April 2, 1997 and through  the date  of  conversion. Such conversion is at the average bid and  ask prices of the acquiring company's common stock on the effective date of a registration (See Note 18).

In  May  1997,  the  Company and ATI entered into  an  agreement  to rescind  the  August  1994 acquisition of ATI.  The  ATI  rescission agreement  provides for the return of all of the ATI stock  acquired by  the  Company  to  the former ATI shareholders  in  exchange  for
684,410  shares  of the Company's common stock, the  6%  acquisition
notes  payable  issued  to  the  former  shareholders  of  ATI   and
unexercised  warrants to purchase 168,668 shares  of  the  Company's
common  stock.  In  connection  with  the  rescission  of  the   ATI
acquisition,  ATI  issued a promissory note to the  Company  in  the amount of $180,000, payable upon the default by ATI of payments  due under  certain  of  its lease agreements (those  quaranteed  by  the
Company). Payments due the Company under the promissory note are  to be  equal to the amount, if any, the Company may be required to  pay under  the  lease  guaranty agreement(s) entered  into  between  the
Company  and  ATI's  equipment  lessor(s).  However,  there  is   no
assurance that, upon an event of default by ATI, that ATI would have sufficient funds to liquidate the promissory note.

The  disposition of TNI and ATI resulted in gains of  approximately
$392,000, net of tax, in the aggregate. The gains from the disposition of TNI and ATI are reflected as a component of discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 1997.


In  June 1997, the Company entered into an agreement with the former shareholders of HMT to rescind the Company's March 1996  acquisition of  HMT. The HMT rescission agreement provides for the return of all of  the HMT stock acquired by the Company to the former shareholders of HMT in exchange for $450,000 in cash (in payment of inter-company loans  to  HMT  from  the  Company) and the 309,837  shares  of  the
Company's common stock issued in connection with the acquisition. In connection  with  the  rescission agreement,  the  Company  and  HMT entered  into a separate Cooperative Marketing and Option Agreement.
The  Cooperative  Marketing and Option Agreement provides  both  the
Company and HMT the non-exclusive right, for a five (5) year period, to  market  each other's products, on a fee basis, and  granted  the
Company  a  non-transferable option, exercisable  at  any  time  for eighteen  months after the date of grant (June 9, 1997), to  acquire
approximately   10%  of  HMT,  adjusted  for  stock  splits,   stock
dividends,  reclassifications,  reorganizations,  consolidations  or
mergers,  for   approximately $45,000 in cash.  The  HMT  rescission
agreement  also  had  the effect of relieving  the  Company  of  its
obligation  to provide  financing  to HMT under the  terms  of   the
acquisition agreement. In connection with the rescission of the  HMT
acquisition   agreement,   the  Company   recognized   a   gain   of
approximately  $259,000.  which  is  included  as  a  component   of
continuing  operations in the consolidated statement  of  operations for the year ended December 31, 1997.

The  consolidated operating results of the Company  for  all  years
presented   have  been  restated  to  segregate,  as   discontinued
operations, the results of operations of the Company's discontinued
telecommunications  businesses. The assets and liabilities  of  the
telecommunications   segment,   included   in   the    accompanying
consolidated balance sheets as of December 31, 1997 and  1996,  are summarized as follows:
                                             1997          1996
                                          ---------      ---------
   Current assets                        $     539       $ 332,856
   Total assets                                539         660,094
   Current liabilities                     194,133         886,206
   Total liabilities                       194,133       1,078,026

The    revenues,    costs   and   expenses   of    the    Company's
telecommunications  businesses,  included  in   income(loss)   from
operations  of  discontinued telecommunications businesses  in  the accompanying consolidated statements of operations for each of  the three  years in the period ended December 31, 1997, are  summarized as follows:

                                       1997          1996        1995
                                    --------    ----------    ---------
Net revenues                        $405,617    $2,177,858   $2,893,778
Cost of revenues                        --       1,320,256    2,014,460
Selling and administrative expenses  449,925     2,304,059    1,845,775
Impairment and other losses             --         194,901    2,758,779
Depreciation and amortization         47,460       291,291      311,135
Interest income                         --            (971)        (627)
Interest expense                      32,393        38,713       20,466
Other income(expense), net           755,913           832        4,288
Income(loss) from operations of
  discontinued businesses, before
  income taxes                       631,752    (1,971,223)  (4,060,498)
Income tax expense(benefit)          240,000      (649,044)    (241,577)
Income(loss) from operations of
  discontinued businesses            391,752    (1,322,179)  (3,818,921)



NOTE 5  IMPAIRMENT AND OTHER LOSSES

Impairment   and   other  losses  included  in   the   accompanying
consolidated statements of operations are summarized as follows:
                                             Year Ended December 31,
                                            ----------------------------------
                                                1997       1996       1995
                                            ---------   ----------  ----------
Impairment and other losses included
 in loss from continuing operations:
  Write-off of capital lease and related
     assets                                $ 768,545    $    --     $    --
  Provision for loss contingencies           437,335         --          --
  Write- off of deferred compensation
     assets                                  625,728         --          --
  Write-down of other assets                  67,345         --          --
  Write-off of NSC intangibles and goodwill      --     14,233,953       --
                                            ---------   ----------   ---------
                                            1,898,953   14,233,953       --
                                            ---------   ----------   ---------
Impairment and other losses included
 in loss from discontinued operations:
   Write-off  of TNI goodwill                    --           --      2,758,779
   Write-off of investment in Comstar                      194,901       --
                                             ---------  ----------   ----------
                                                 --        194,901    2,758,779
                                             ---------  ----------   ----------
                                            $1,898,953 $14,428,854   $2,758,779
                                             =========  ==========   ==========

In  1997, the Company removed, from its consolidated balance sheet, the capital lease and other assets related to equipment under lease from  Boston  Financial & Equity Corporation  ("BFC")  due  to  BFC
having taken possession of certain computer equipment leased by NSC from  BFC and the initiation by BFC of an action filed in the State of  Texas  against the Company seeking approximately $500,000,  due under  the  lease agreement. The removal of the capital  lease  and other assets related to equipment under lease resulted in a loss of
$768,545.   The  Company  also  recorded  a  loss  contingency   of
approximately  $500,000  and  removed  the  related  capital  lease obligation  from  the Company's consolidated balance  sheet,  which resulted  in  an  additional loss provision of $122,986,  which  is included  in  the  provision for loss contingencies  in  the  above table.

In 1997, the Company also made various other provisions for loss contingencies related to leased office space, which has been vacated, leased equipment that the Company is not presently using and for the loss from the settlement of claims brought against the Company by Timboon, LTD. The total amount of these loss provisions was $437,335, including $122,986 related to the BFC lease. Included in this amount is $162,053 related to the Timboon Settlement
Agreement (see Notes 7 and 14).

The write-off of deferred compensation assets in 1997 is the result of the resignation of certain employees subject to employment agreements (see Note 13).


Impairment  and other losses in 1996 reflect the write-off  of  the
Company's  investment  in Comstar, including goodwill  recorded  in
connection  with  the  acquisition,  and  the  write-off   of   the
unamortized cost of goodwill and intangibles recorded in connection with  the Company's 1995 acquisition of NSC. The write-off  of  the
Company's  investment  in Comstar is the result  of  the  Company's decision to sell substantially all of the assets of TNI and abandon its remaining Telecommunications businesses; and, the write-off  of the  unamortized  cost  of  goodwill and  intangibles  recorded  in connection  with the acquisition of NSC is the result of  continued
operating losses and the failure of NSC to successfully market  the software technology acquired by the Company in connection with  the acquisition. The write-off of the Company's investment  in  Comstar
is    included    in   loss   from   operations   of   discontinued
telecommunications businesses for the year ended December 31, 1996;
and,  the  write-off  of  the  unamortized  cost  of  goodwill  and intangibles recorded in connection with the acquisition of  NSC  is reflected  in  loss from continuing operations for the  year  ended
December 31, 1996.

At  December 31, 1995, the Company recognized a charge to  income of  $2,758,779, which is reflected as a component of discontinued
operations   in  the  accompanying  consolidated   statement   of
operations  for the year ended December 31, 1995, to  write  off, with  no  associated  income tax benefit,  all  of  the  goodwill related  to  its acquisition of TNI. This write-off reflects  the damages  caused  to  the business of TNI as a result  of  actions taken by GE Capital Communications Services Corporation ("GECCS")
and  New  Enterprise  Wholesale Services,  Ltd.  ("News"),  which actions  included, among other things, (i) the failure  of  GECCS and  News  to  provision customer accounts for telecommunications products and services offered by GECCS and News and sold  by  TNI pursuant  to a contractual agreement among TNI, GECCS  and  News,
(ii)  the  cancellation of TNI customers by GECCS  and  News  and
(iii)  the failure of GECCS and News to properly bill and collect revenues  due  to TNI. TNI, as claimant in a binding  arbitration proceeding against GECCS and News, was awarded damages under  the
GECCS  Agreement  in the amount of approximately $1,250,000.  The award,  which  was entered on October 10, 1996, was  appealed  by
GECCS  to  the U.S. District Court for the Northern  District  of
Georgia on the grounds that the arbitrators exceeded their powers by  awarding TNI damages under the GECCS Agreement. On  September
30,  1997,  the U.S. District Court confirmed the award;  and,  a motion  for summary judgment was entered on October 1,  1997.  On
December  24,  1997, the Company, GECCS and News entered  into  a
Confidential  Settlement  Agreement and  Mutual  Full  and  Final
Releases (the "Settlement Agreement"). Pursuant to the Settlement
Agreement, GECCS\News paid $1,250,000 in full satisfaction of the
arbitration   award.  Of  that  amount,  the   Company   received
approximately  $750,000, which is net  of  legal  fees.  The  net
proceeds   from  the  Settlement  Agreement  are   reflected   in
income(loss)  from  discontinued operations in  the  accompanying consolidated statement of operations for the year ended  December
31, 1997.


NOTE 6  FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                  DECEMBER 31,
                                            ----------------------
                                             1997           1996
                                            -------      ---------
Furniture and equipment                    $130,162     $  917,869
Equipment held under capital lease            --           880,163
Leasehold improvements                        --            14,835
                                            -------      ---------
                                            130,162      1,812,867
Less: accumulated depreciation              (56,744)      (587,598)
                                            -------      ---------
Net furniture and equipment                $ 73,388     $1,225,269
                                            =======      =========

Depreciation expense was $174,545, $330,973 and $122,471  in  1997,
1996 and 1995 respectively.

In  1997, the Company removed, from its consolidated balance sheet, capital lease assets with a net carrying amount of $579,681 related
to   equipment   under  lease  from  Boston  Financial   &   Equity
Corporation. See Notes 5 and 14.

Included  in furniture and equipment, net, as of December 31,  1996
is   $327,237,   applicable   to  discontinued   telecommunications
businesses.



NOTE 7  NOTES AND DEBENTURES PAYABLE

Notes and debentures payable consist of the following:

                                                DECEMBER  31,
                                            ------------------------
                                                1997          1996
                                            -----------    ---------
4% Cumulative convertible debentures
  due October 1, 1998                       $ 1,200,000   $     --
10% Cumulative convertible debentures
 due on various dates through
    November 1997                             1,195,000    1,279,000
10% Cumulative convertible debentures
 due on November 21, 1997                          --        300,000
10% Cumulative convertible debentures
 due on November 26, 1997                       170,000      200,000
10% Convertible debentures payable to
 former shareholders of TNI                     450,000      450,000
Notes payable to former shareholders of
 NSC in equal monthly installments of
 $20,000, non-interest bearing                  150,000      150,000
6% Acquisition notes payable to former
 shareholders of ATI, secured by the
 stock of ATI                                      --        250,000
18% Cumulative Convertible Debenture
 Note due January 15, 1999                       80,000         --
12% Cumulative Convertible Debenture
 Notes due on various dates through
 November 1998                                   50,000         --
12% Convertible Promissory Note
 due March 28, 1997, in default                  30,000         --
10% Cumulative Convertible Debenture
 Note due September 1998                         30,000         --
8%-10% Notes payable to stockholders              1,700      162,741
Promissory note in default                          --       200,000
10.75% demand note payable, secured by
 certain accounts receivable                        --       100,000
5% Note to former shareholder of CCI, due
 on demand, secured by certain equipment            --        75,000
Other                                             5,000       14,017
                                              ---------    ---------
                                              3,361,700    3,180,758
Less: current portion                        (3,361,700)  (3,180,758)
                                              ---------    ---------
Long-term  portion                           $     --     $     --
                                              =========    =========

On  February  24,  1997,  the  Company  issued  $1,120,000  of  4%
cumulative  convertible debentures due October 1,  1998  (the  "4%
Debentures")  to  Timboon, LTD ("Timboon", a non U.S.  person)  in reliance upon exemptions under Regulation S of the Securities  Act of  1933.  The 4% Debentures are convertible at any time after  45 days  from  the date of their issuance, until maturity,  into  the
Company's  common stock at a conversion price equal to the  lesser of  (a)  80%  of  the average closing bid price of  the  Company's common  stock  for  the five days preceding the  issuance  of  the debentures  or  (b) 70% of the average closing bid  price  of  the
Company's  common stock for the five days preceding the conversion date. The Company incurred costs in connection with this financing of  $120,000 and received net proceeds of $1,000,000. The Company, through December 31, 1997, converted $120,000 of the 4% Debentures issued  to  Timboon  into 256,361 shares of the  Company's  common stock.  On  June 6, 1997, as a result of the Company's refusal  to convert additional 4% Debentures, Timboon, as Plaintiff, filed  an action  in  the  United District Court, Southern District  of  New
York,  against the Company, as Defendant, seeking the delivery  of
163,438  shares  of the Company's common stock to Plaintiff  as  a
result  of  the  conversion  of  an  additional  $150,000  of   4%
Debentures  and the payment of $970,000 (the principal  amount  of the  4%  Debentures  that had not been converted  by  Timboon)  to
Timboon,  plus  damages. The Company filed a counterclaim  against
Timboon  alleging  that Timboon breached the  representations  and
covenants   it  made  in  the  Off-Shore  Securities  Subscription
Agreement. These representations and covenants related  to,  among
other  things,  Timboon's  investment  intent  in  acquiring   the
Company's  securities and its possible "shorting" of the Company's common  stock  in  contemplation of conversion. In  addition,  the
Company  alleged that Timboon participated in manipulative  market activity with the intent to artificially depress the market  price of  the  Company's  common stock. Effective  March  2,  1998,  the
Company  and  Timboon  entered into  a  Settlement  Agreement  and
Release  (the "Settlement Agreement") in settlement of all  claims brought  against each other in connection with the 4%  Debentures.
Pursuant  to the Settlement Agreement, the Company is required  to pay  Timboon $1,200,000, in cash, or by the liquidation by Timboon of  shares  of  the  Company's common  stock  into  which  the  4%
Debentures  are convertible. The Company has designated  4,000,000 shares  of its common stock, to be held in escrow, for liquidation by  Timboon  pursuant  to the terms of an  escrow  agreement  (the
"Escrow  Agreement"). The terms of the Escrow Agreement  generally provide  that  Timboon may liquidate during each four-week  period
("Trading Period")(i)up to 50% of the aggregate trading volume  of the  Company's common stock on the NASDAQ Bulletin Board, or  such other  trading  market  on  which the Company's  may  be  publicly traded,  for the prior four-week period at no less than the  "bid"
price, or for the first eight weeks of trading, up to 37.5% of the trading  volume for the previous four-week period at no less  than the  "bid"  price,  provided a minimum "bid" price  of  $0.31  per share,  or greater, is maintained or (ii) up to 200,000 shares  of the  Company's common stock during any Trading Period at or  above the  average  of  the "bid" and "ask" price. In either  case,  the liquidation of shares of the Company's common stock by Timboon  is not  to  exceed $200,000 of net proceeds, in the aggregate, during any  Trading Period. The Escrow Agreement also provides that  when
Timboon receives cumulative net proceeds of $1,200,000, the escrow agent is to return all remaining shares held in escrow, if any, to the  Company  or,  in  the event Timboon receives  cumulative  net proceeds of $1,200,000 from the liquidation of 600,000 shares,  or less,  then  the  escrow agent is to return all remaining  shares, less  100,000  shares  which are to be  retained  by  Timboon.  In connection with the Settlement Agreement the Company increased the principal  balance  of the 4% Debentures to equal  $1,200,000  and recognized a loss of approximately $162,000. See Note 5.


During  1996,  the  Company  privately  placed,  in  reliance  upon exemptions  under Regulation D of the Securities  Act  of  1933,  a series  of  one-year 10% cumulative convertible debentures  in  the aggregate  principal  amount of $1,279,000.  These  debentures  are convertible  into shares of the Company's common stock  on  various dates  through  November  1997  or  on  the  effective  date  of  a registration  statement  under  the  Securities  Act  of  1993,  if earlier.  The  number  of  shares of  common  stock  issuable  upon conversion of these debentures, in either case, is generally to  be determined by dividing the principal amount of the debentures, plus accrued  and  unpaid  interest, by the  lesser  of  (a)  the  fixed conversion  prices set forth in the debentures,  which  range  from
$1.50 to $5.00 per share, or (b) a conversion price equal to 50% of the  average  closing  bid and ask prices of the  Company's  common stock  at  the  close  of  trading on the next  day  following  the maturity date as set forth in the respective debenture. The Company has  been  informed  that $845,000 of these convertible  debentures have been assigned to persons residing in the State of Michigan. On
September 24, 1997 the persons to whom these convertible debentures were  assigned  filed  a  Schedule 13D  under  the  Securities  and
Exchange  Act  of  1934. The Schedule 13D filed  by  those  persons discloses  that  the persons to whom the debentures  were  assigned beneficially  own 5,045,102 shares of the Company's  common  stock, including 4,801,640 shares of the Company's common stock which  are to  be  issued  upon  conversion of the debentures.  All  of  these persons  share  voting  power in the shares beneficially  owned  by them. The Company believes the shares issuable to the assignees  of the Company's 10% cumulative convertible debentures upon conversion may  violate the terms and conditions of the consent order  entered into  between the Company and the State of Michigan (see Note  14).
The Company has not made a final determination as to the conversion rights  of  such assignees. During 1997, the Company issued  19,033 shares  upon  conversion  of $84,000 in principal  amount  of  such debentures,  plus accrued interest. As a result of the Company  not having  converted  these  debentures on their  respective  maturity dates, the Company is in default of the terms of the debentures.

On  November 21, 1996 and November 26, 1996, the Company  privately placed,  in  reliance  upon exemptions under Regulation  S  of  the
Securities Act of 1933, $300,000 and $200,000, respectively, of 10%
one-year  cumulative convertible debentures. These  debentures  are convertible into shares of the Company's common stock at  any  time after  45  days from the date of their issuance and prior to  their scheduled  one-year maturity dates. The conversion price  of  these debentures,  plus  accrued and unpaid interest,  is  equal  to  the lesser of (a) 70% of the average closing bid price of the Company's common  stock  for the five days preceding the conversion  date  or
(b)80%  of  the  average closing bid price of the Company's  common stock  for  the  five days prior to issuance of the debentures.  In connection  with  the  issuance of these  debentures,  the  Company incurred  placement  fees and other costs of approximately  $50,000 and received net proceeds of approximately $450,000. As of December
31,  1997,  the Company has converted $330,000 of these  debentures
into  122,000  shares  of  the  Company's  common  stock  and   has
outstanding  unconverted debentures totaling $170,000. The  Company is in default of the terms of the debenture outstanding at December
31,  1997  by virtue of not having converted the debenture  on  its maturity date.


The  10%  convertible debentures payable to the former shareholders of TNI, plus accrued and unpaid interest, are due at the time of  a public offering of the Company's common stock and the filing  of  a registration  statement.  These debentures  are  convertible  at  a conversion  price  equal  to  the public  offering  price  in  such registration  statement at the election of  the  holder.  In  March
1997,  the  Company made an offer to each of the holders  of  these convertible debentures to redeem the debentures in return  for  1.5 shares  of the Company's common stock for each dollar of principal, plus  accrued interest, due to each of the debenture holders,  plus common stock purchase warrants exercisable at any time over a  five year period at an exercise price of $0.20 per share. The number  of common stock purchase warrants to be issued upon acceptance of  the offer to redeem the debentures is to be determined by dividing  the principal amount of each debenture by two(2). As of March 31,  1998
(the  expiration  date  of  the offer), the  Company  received  the acceptance of all of the holders of the debentures. Pursuant to the redemption  offer, the Company is to issue 893,278  shares  of  its common stock and 450,000 stock purchase warrants (225,000 of  which are  exercisable at $1.50 per share by the terms of the  respective debenture  note and 225,000 of which are exercisable at  $0.20  per share pursuant to the redemption offer).

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

The  6% acquisition notes payable to the former shareholders of ATI were  originally due within 90 days of the date of  acquisition  of
ATI. These notes were subsequently modified to delay their due date to  the date of a public offering of the Company's common stock  or upon  placement  of a bridge financing facility  to  refinance  the debt.  These  notes  were  also extended  from  time  to  time.  In consideration  of  these  extensions, the  Company  issued  140,000 shares  of  its Class B preferred stock and 166,668 stock  purchase warrants  exercisable at $1.50 per share to the note  holders.  The
140,000  shares  of  Class B preferred stock  were  converted  into
50,910 shares of the Company's common stock in September 1996.  The acquisition notes payable, the stock purchase warrants and  684,410
shares   of  the  Company's  common  stock  issued  to  the  former shareholders  of  ATI  in connection with the  acquisition  and  as consideration for extension of indebtedness are to be  returned  to the  Company in connection with the May 1997 rescission of the  ATI acquisition agreement(see Note 4).

The notes payable and debentures associated with the acquisitions of subsidiaries, described above, are collateralized by the stock of the respective subsidiaries.

The 18% Cumulative Convertible Debenture Note due January 15, 1999 is convertible into the Company's common stock, at the election of the holder, at a conversion price of $2.50 per share, is guaranteed by the Company's Chairman of the Board and is collateralized by 500,000 shares of the Company's common stock, which is held in escrow pursuant to an escrow agreement.


The 12% Cumulative Debenture Notes consist of two notes in the principal amount of $25,000, each, and are due in October and November 1998, respectively. These notes are convertible, at the election of the holder, into shares of the Company's common stock at an exercise price of $.10 per share. Interest accrued may also be converted into shares of the Company's common stock at a price equal to the average of the bid and ask prices of the Company's common stock on the next day following conversion. Upon conversion, the holders of the notes are also entitled to receive common stock purchase warrants. The number of warrants to be issued upon conversion of these notes is equal to the principal amount of the notes divided by 0.1 and are exercisable at $0.10 per share.

The  12%  Convertible  Promissory Note due March  28,  1997  is  in
default.  The Note is convertible, at the election of  the  holder, into  the  Company's common stock at $2.00 per  share,  plus  3,000 common stock purchase warrants, exercisable at $2.00 per share  for a  two  year period. The common stock purchase warrants are  to  be issued either upon conversion or payment of the Note.

The 10% Convertible Debenture Note due September 1998 is payable, at the election of the holder, from the proceeds of the GECCS\News arbitration award, from the proceeds of the $500,000 note received by the Company from the sale of certain of TNI assets (the "ITD
Note") or by the issuance of the Company's common stock at the average of the bid and ask prices of the Company's common stock as of the date of the note. This note was not paid from the proceeds of the GECCS\News arbitration award and, in March 1998, the Company canceled the ITD Note pursuant to an agreement between and among the Company, ITD and certain former employees of the Company and TNI (see Note 18). After these events, the note is either payable in cash or by the issuance of the Company's common stock at the election of the holder.

As of December 31, 1996, the Company had $162,741 of 8-10% notes payable to stockholders due on various dates through December 1997.
These notes are generally due one year after the date of issuance and provide the holder with the right to convert the principal amount of the note, plus accrued and unpaid interest, into shares of the Company's common stock at predetermined conversion prices at any time prior to maturity. During 1997, these stockholders loaned the Company an additional $91,443, the Company made payments of $84,484 and $168,000 of such notes, plus accrued interest, were converted into shares of the Company's common stock at a negotiated conversion prices ranging from $0.90 to $1.00 per share.

The  $200,000 promissory note in default outstanding as of December
31, 1996 was paid in December 1997 from the proceeds of the Settlement Agreement with GECCS and News (see Note 4).

The   10.75%  demand  note  payable  in  the  amount  of   $100,000
outstanding at December 31, 1996 was paid in December 1997 from the proceeds of the Settlement Agreement with GECCS and News (see  Note
4).

The 5% note payable to a former shareholder of CCI in the amount of $75,000 at December 31, 1996 was relieved, in full, as a result of the rescission in May 1997 of the ATI acquisition (see Note 4).

As  of  December 31, 1997 and 1996, all of the Company's notes  and
debentures   outstanding  are  classified   as   current   in   the
accompanying balance sheet.


NOTE 8  BORROWINGS UNDER LINES OF CREDIT

As of December 31, 1997, the Company had no used or unused lines of credit. The Company, through two of its subsidiaries, had lines of credit which were fully utilized at December 31, 1996.

NOTE 9  FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of the estimated fair value of financial instruments. It is not practicable to estimate the fair value of the Company's debt instruments because most of the debt instruments that have been issued by the Company are unique due to their terms being negotiated as a part of the acquisition of companies or in connection with private placements and, in many cases, comparable instruments do not exist. The carrying amount of the Company's other financial instruments, cash and cash equivalents and accounts receivable, are a reasonable estimate of their fair value.

NOTE 10  INCOME TAXES

Income tax expense (benefit) for each of the three years in the period ended December 31, 1997 consists of deferred income taxes and is allocated among (i) continuing operations and (ii) the components of discontinued operations in proportion to their individual effects on income tax expense (benefit) for the year after the allocation of income tax expense (benefit) applicable to continuing operations. No provisions for income taxes currently payable were made in 1997, 1996 or 1995.

The  allocation  of income tax expense (benefit) for  each  of  the three  years in the period ended December 31, 1997 among continuing
operations  and  the  components  of  discontinued  operations   is
summarized as follows:

                                         YEAR ENDED DECEMBER 31,
                                    ----------------------------------
                                      1997          1996        1995
                                    --------     ----------   --------
Loss from continuing operations    $(483,000)  $(2,554,150)   $(15,124)
Discontinued operations:
 Income(loss) from operations of
  discontinued telecommunications
  businesses                         240,000    (  649,044)   (241,577)
 Gain from disposition of
  telecommunications businesses      243,000          --          --
                                     -------     ----------   --------
Income tax expense (benefit)       $     --     $(3,203,194) $(256,701)
                                     =======     ==========   ========

Income tax expense (benefit) applicable to continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to loss before income taxes as a result of the following:


                                           YEAR ENDED DECEMBER 31,
                                     ----------------------------------
                                        1997        1996        1995
                                     ---------   ----------   ---------
Amount computed at statutory rate    $(608,400) $(6,966,137)  $(681,438)
Increase (reduction) in taxes
 resulting from:
State income taxes                    ( 46,200)    (819,546)    (80,169)
Amortization of goodwill                38,900       80,158       9,490
Rescission  of business acquisitions   176,900         --          --
Impairment losses                         --        971,769        --
Change in valuation allowance         ( 44,500)   4,011,702     732,893
Other                                      300      167,904       4,100
                                      --------    ---------   ---------
                                     $(483,000) $(2,554,150)  $( 15,124)
                                      ========    =========   =========

The principal reasons for the difference between the amounts of income tax benefit allocated to loss from discontinued operations in 1996 and 1995 and the amounts computed by applying the U.S.
federal income tax rate of 34 percent to loss from discontinued operations before income taxes, is due primarily to amortization of goodwill, impairment losses and adjustments to the valuation allowance recorded as a reduction of goodwill in conjunction with the Company's 1995 acquisition of NSC.

In the first ten months of 1995, the Company recorded net deferred tax assets of approximately $930,000 with an addition to the valuation allowance in the same amount. As part of the acquisition of NSC, the Company recorded approximately $3.8 million of deferred tax liabilities. Because the deferred tax liabilities after the NSC acquisition exceeded the previously recorded gross deferred tax assets, the Company reversed the valuation allowance (approximately
$980,000 as of October 31, 1995, $248,000 of which is applicable to operations of discontinued businesses). Because this occurred as part of a business combination rather than through operations, the adjustment was recorded as a reduction in goodwill associated with the NSC acquisition rather than as an adjustment to operations.


The Company has temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts of such assets and liabilities as measured by enacted tax laws. The
Company also has net operating loss carryforwards available to reduce future taxable income. The significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                   1997         1996
                                                 ---------    ---------
Deferred tax assets:
Net operating loss carryforwards                $3,337,500   $3,999,122
Allowance for doubtful accounts                    190,000       10,668
Accrued compensation and liabilities under
 employment agreements                             257,000      777,922
Accrued expenses and other current liabilities     250,800         --
                                                 ---------    ---------
Total deferred tax assets                        4,035,300    4,787,712
Less-valuation allowance                        (3,967,200)  (4,011,705)
                                                 ---------    ---------
Net deferred tax assets                             68,100      776,007
                                                 ---------    ---------
Deferred tax liabilities:
Intangible assets                                     --        371,029
Deferred compensation                               68,100      389,401
Other                                                 --         15,577
                                                 ---------    ---------
Total deferred tax liabilities                      68,100      776,007
                                                 ---------    ---------
Net deferred income taxes                       $    --      $    --
                                                 =========    =========

At  December 31, 1997, the Company and its subsidiaries had  unused net  operating  loss carryforwards of approximately  $8.8  million,
expiring   on   various  dates  through  2011.  Of   this   amount,
approximately $7.7 million is not restricted as to use. The balance of  the  carryforwards amounting to approximately $1.1  million  is restricted  to  offsetting future taxable income, if  any,  of  the respective companies which generated the carryforwards and  may  be further  limited as to utilization in any one year by existing  tax laws.

Prior to the acquisition of HMT (See Note 4), it was taxed under Subchapter S of the Internal Revenue Code and consequently, was not subject to Federal income tax.


NOTE 11 - STOCKHOLDERS' EQUITY

CLASS A PREFERRED STOCK

The Company's Class A preferred stock is non-voting, has a stated value and liquidation preference of $1.00 per share, is convertible into one-half share of the Company's common stock at the election of the holder at any time prior to a public offering of the Company's common stock and automatically converts into common stock at the time of such public offering. As of December 31, 1997, no shares of Class A preferred stock were outstanding.

CLASS B PREFERRED STOCK

The Company's Class B preferred stock is non-voting, has a stated value and liquidation preference of $1.00 per share, is convertible into shares of the Company's common stock (with such number of shares to be determined as of the date of issuance, based on the stated value divided by the 10-day average closing bid price of the Company's common stock) at the election of the holder at any time prior to a public offering of the Company's common stock and automatically converts into common stock at the time of such public offering. As of December 31, 1997, the Company had 2,953,125 shares of Class B preferred stock outstanding.

STOCK PURCHASE OPTIONS AND WARRANTS

The   Company   has  issued  common  stock  purchase  warrants   in
conjunction  with the sale and issuance of common stock,  preferred stock  and convertible debentures. The exercise prices of  warrants issued were determined based upon prices related to the issuance of
the   Company's  other  securities.  Such  warrants  are  generally exercisable at any time within two years from the date of  issuance and  entitle  the holder to receive one share of common  stock  for each  warrant. In August 1997, the Company, by written  consent  of the  Board of Directors, extended the exercise date of all warrants with expiration dates in 1997 and 1998 to December 31, 1998.

The  Company  has  also issued stock options to  certain  officers, employees  and directors. Options granted in 1996 totaled 1,000,000 and are exercisable at $6.00 per share. These options were canceled effective as of December 31, 1997. Options granted in 1997  totaled
1,417,500. Of the total number of options granted in 1997,  117,500 are  exercisable at any time over a two year period at an  exercise price of $1.50 per share and 1,300,000 are exercisable at any  time over a five year period at an exercise price of $0.10 per share.


Options and warrants outstanding are summarized as follows:

                                                 Exercise      Weighted
                                               Price Range      Average
                                      Shares     per Share   Exercise Price
                                    ---------  ------------  --------------
Warrants outstanding
 at December 31, 1995               1,680,936   $1.50-$8.00      $2.73
Warrants issued                     1,822,098   $1.50-$10.00     $4.00
Options issued                      1,000,000   $6.00            $6.00
                                    ---------
Warrants and options
 outstanding at December 31, 1996   4,503,700   $1.50-$10.00     $3.78
Warrants issued                       697,805   $0.10-$4.50      $1.06
Warrants canceled                    (166,668)  $1.50            $1.50
Options issued                      1,417,500   $.010-$1.50      $0.22
Option canceled                    (1,000,000)  $6.00            $6.00
                                    ---------
Warrants and options
 outstanding at December 31, 1997   5,452,337   $0.10-$10.00     $1.93
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

Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for the options granted in 1997 was estimated at the date of grant using a Black-
Scholes option pricing model with the following assumptions: risk-free interest rate of 6.50%; no dividend yield; a volatility factor of the expected market price of the Company's common stock of 173%;
and a weighted-average expected life of 4.75 years. The assumptions used in 1996 to estimate the fair value of options granted in that year were: risk-free interest rate of 6.66%; no dividend yield; a volatility factor of the expected market price of the Company's common stock of 40.77%; and a weighted-average expected life of two years.

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


For purposes of the following pro forma disclosure, the estimated fair value of options granted to employees have been expensed. The
Company's pro forma net loss and basic earnings per share data after giving effect to the charges to income, as if the Company accounted for stock options under the provisions of Statement No.
123, for the years ended December 31, 1997 and 1996 are summarized as follows:

                                                 1997          1996
                                               ---------     ----------
Loss from continuing operations              $(1,292,600)  $(19,614,489)
                                               ---------     ----------
Income (loss) from operations of discontinued
 telecommunications businesses                   238,300     (1,322,179)
Gain from disposition of discontinued
 telecommunications businesses                   241,600           --
                                               ---------      ---------
Net income (loss)                            $  (812,700)  $(20,936,668)
                                               =========     ==========

Basic earnings per share:
 Loss from continuing operations             $      (.12)        $(2.35)
 Income (loss) from operations of
  discontinued telecommunications businesses         .02          (0.16)
 Gain from disposition of discontinued
  telecommunications businesses                      .02            --
                                               ---------      ---------
      Net loss                               $      (.08)   $     (2.51)
                                               =========      =========

NOTE 12  LEASES

The  capital lease obligations outstanding as of December 31,  1996 were  removed from the Company's consolidated balance sheet in 1997 as a result of the rescission of the ATI acquisition agreement (see
Note  4)  and  the  taking of possession by the lessor  of  certain computer equipment leased by NSC (see Notes 5 and 14).

The Company leases office space and equipment under operating leases expiring on various dates through November 31, 2000. Total minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December
31, 1997 are as follows:

              1998                                    $  55,949
              1999                                       47,833
              2000                                       43,847
              2001                                         --
              2002                                         --
                                                        -------
              Total minimum future rental payments    $ 147,629
                                                        =======

Rental expense under all operating leases was $167,354, $359,474, and $94,961 in 1997, 1996, and 1995, respectively. During 1997, the
Company vacated certain leased premises and is subject to certain additional lease payments and other charges under the leases, all which have been recorded as of December 31, 1997. In addition, the Company is in default of the lease agreement on its San Antonio, TX location.


NOTE 13 - EMPLOYMENT AGREEMENTS

Employment agreements with certain key employees provide for, among other things, the payment of compensation over 5 years from the date of employment regardless of whether or not the employee remains in the employ of the Company. The present value of future obligations under such agreements was $675,966 at December 31, 1997. The Company also has deferred compensation assets related to these agreements. Deferred compensation has been reported on the basis that the related employee(s) continue to provide meaningful service to the Company. In the event the employee(s) cease to provide such service, deferred compensation is reduced accordingly.
Following is a summary of amounts included in the accompanying consolidated balance sheets for such agreements as of December 31, 1997 and 1996:

                                                  1997       1996
                                                ---------  ---------
Deferred compensation assets included in:
  Other  current assets                        $  126,627  $  355,415
  Deferred  compensation (non-current)             52,941     647,355
                                                ---------  ----------
                                               $  179,568  $1,002,770
                                                =========  ==========


Deferred compensation liabilities included in:
  Accrued  expenses and other current
    liabilities                                $  365,172  $  344,652
  Deferred  liabilities under employment
    agreements                                    310,794     676,261
                                                ---------  ----------
                                               $  675,966  $1,020,913
                                                =========  ==========

During 1997, certain employees subject to the above described employee agreements resigned resulting in charges to income, in the aggregate, of approximately $626,000, to write-off the unamortized portion of the related deferred compensation asset (see Note 5).

Effective  in May 1994, the Company entered into a letter agreement to  employ  its then current Chief Executive Officer. In connection with that letter agreement, the Company reserved 500,000 shares  of its  common stock, valued at $15,000, and 1,375,000 shares  of  its
Class  A  preferred  stock,  valued at $20,625,  to  be  issued  as additional compensation upon satisfaction of certain conditions  as set  forth in the letter agreement. Such conditions were met during
1995  and  the  shares of common stock and Class A preferred  stock previously  reserved for issuance were issued. In  connection  with
the   issuance  of  such  shares,  the  Company  recorded  deferred compensation of $35,625 which is being amortized over the  life  of the related employment agreement(5 years). The unamortized deferred compensation asset recorded in 1995 was written-off in 1997 due  to the resignation of that Chief Executive Officer.


NOTE 14  COMMITMENTS AND CONTINGENCIES

The   Company  is  subject  to  various  legal  and  administrative proceedings. These proceedings include (i) a consent order executed between the Company and the State of Michigan requiring the Company to  use  its  best  efforts  to satisfy the  prerequisites  of  the
Securities  and  Exchange  Commission and the  Michigan  Securities
Bureau  for  registering the common stock sold by  the  Company  to purchasers of its securities in the State of Michigan, (ii) actions brought against the Company by certain former employees and persons formerly under contract with the Company for payments allegedly due them,  (iii)  an action by a shareholder seeking the rescission  of the  sale  by  the Company of its common stock to the  shareholder,
(iv)  an  action  by  an  equipment  lessor  seeking  approximately
$500,000  in  lease payments and other charges due  under  a  lease agreement and (v) an action by the former stockholders of CCI.

These legal and administrative actions are more fully described below.

The consent order executed by the Company and the State of Michigan in  December 1996, requires the Company  to use its best efforts to satisfy  the prerequisites of the Security and Exchange  Commission and the Michigan Securities Bureau for registering the common stock sold  to Michigan purchasers of its common stock for resale by them in  the public market. This action is the result of the sale by the
Company  of  its  securities in the State of  Michigan  without  an exemption  from registration under the Michigan Uniform  Securities
Act.  In  the  event the Company is unable to effect a registration statement  or  such  purchasers are unable to resell  their  shares pursuant  to  such  registration statement at a higher  price  than their cost, then the Company is required to use its best efforts to satisfy the prerequisites of the Securities and Exchange Commission and the State of Michigan for making a rescission offer to all such purchasers.  Also, pursuant to the consent order, the Company  must cease  the  unregistered sale of securities in Michigan,  has  been
censured  and  has  paid  costs  to  the  state  of  $2,500.   Upon
satisfaction of the consent order, all sanctions are terminated. As of  December 31, 1997, the Company estimates its maximum  potential exposure  as a result of any rescission offer which may be required to  be  made in the State of Michigan to be approximately $795,739, including interest of approximately $121,615. The number of  shares the  Company believes may be subject to a rescission offer  in  the
State  of  Michigan,  if  such  an  offer  were  to  be  made,   is
approximately  219,000 shares; and, the weighted  average  purchase price  of such shares is approximately $3.25 per share. The Company has not satisfied the requirements of the consent order. Due to the
"best  efforts" nature of the Company's compliance obligation,  the
Company  believes that its performance of the terms of the  consent order  is  deferred until such time it is able to both  financially and functionally comply with the consent order.

On April 15, 1997, Mr. Ken Lame, as Plaintiff, filed an action in the United States District Court, District Court of Utah, Central
Division  (Case No. 2:97CV0292W) against the Company  and  NSC,  as
Defendants. This action arises from a consulting agreement between Mr. Lame and the Company. The action seeks approximately $250,000, plus interest, for payments Mr. Lame alleges are due under the consulting agreement. The Company has accrued all amounts it believes are due under the consulting agreement. The resolution of this matter is not expected to result in liabilities materially in excess of those that have already been accrued by the Company under the consulting agreement.


On May 21, 1997, Mr. Jeff Good, as Plaintiff, filed an action in the United States District Court, Southern District of Iowa,
Davenport Division (Case No. 3-97-CV-80085) against the Company, as
Defendant, for amounts Mr. Good alleges are due under an employment agreement between Mr. Good and one of the Company's subsidiaries
(which subsidiary is no longer conducting business). This action seeks compensation and benefits under the employment agreement in excess of $200,000. The Company believes this action to be without merit and intends to vigorously defend it. However, it is not possible to predict the likely outcome of this matter.

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

In   May  1996,  the  Company  informed  the  principals  of  Coast
Communications,  Inc. ("CCI") that the Company  was  canceling  the acquisition  of CCI and terminating all of the related  acquisition documents.  The principals of CCI filed suit to enforce  promissory notes  in  the aggregate principal amount of $300,000,  which  were issued  by  the Company in connection with the CCI acquisition  and the  issuance of 200,000 shares of the Company's Class A  preferred stock  they  allege  are due them under the acquisition  agreement.
This matter was referred by court order to mandatory arbitration in the State of Florida. On February 3, 1998, the Arbitrators' awarded in  favor  of  the former shareholders of CCI. The award  requires, among other things, that the Company (i) convert 200,000 shares  of its  Class  A  Preferred Stock, held by the former shareholders  of
CCI, into 100,000 shares of its common stock and (ii) issue another
200,000  shares  of  Class  A Preferred Stock  to  the  former  CCI stockholders, which is also convertible into 100,000 shares of  the
Company's common stock, and gave the former shareholders of CCI the ability  to  seek  a  summary  judgment  against  the  Company  for
$500,000,  without  opposition, or accept  500,000  shares  of  the
Company's Class A Preferred Stock in lieu of a summary judgment. As of  December  31, 1997, the Company has recorded a loss contingency of $111,000, related to this action. It is highly unlikely that the
Company  would  be  able to satisfy a summary judgment  should  the former  shareholders  of CCI decide to seek a summary  judgment  in lieu of preferred stock.


In   October  1997,  Boston  Financial  Corporation  ("BFC")   took
possession of certain computer equipment leased by NSC from BFC  as a  result of the default by NSC of payments due under the lease. On
December  11,  1997, BFC filed an amended suit in  District  Court,
45th  Judicial District, Bexar County, Texas (Case No.  97CI-14567)
against NSC and, as guarantors of the lease agreement, the Company,
ATI  and  TNI.  This action seeks approximately $500,000  in  lease payments  and  other  charges due under the  lease  agreement.  The
Company is attempting to negotiate a settlement of this matter  and may  have several counterclaims against BFC should the Company  and
BFC  fail  to  settle. However, it is not possible to  predict  the likely  outcome  of  such  negotiations or  any  counterclaims  the
Company  may have against BFC. As of December 31, 1997, the Company has  recorded a loss contingency reserve of approximately  $500,000 related to this action.

On  June 6, 1997, Timboon, LTD ("Timboon"), as Plaintiff, filed  an action  in the United States District Court,  Southern District  of
New  York  (Case  No. 97 Civ. 4464 (JSR), against the  Company,  as
Defendant, seeking the delivery of 163,438 shares of the  Company's common stock to Plaintiff as a result of the conversion of $150,000 of  the  Company's 4% Convertible Debentures, issued to Timboon  in
February 1997 in reliance upon exemptions under Regulation S of the
Securities Act of 1933, and the payment of $970,000 (the  principal amount  of the Company's $4% Convertible Debentures that  have  not been  converted by Timboon) to Timboon, plus damages.  The  Company filed a counterclaim against Timboon alleging that Timboon breached
the   representations  and  covenants  it  made  in  the  Off-Shore
Securities   Subscription  Agreement.  These  representations   and
covenants  related  to,  among other things,  Timboon's  investment intent  in  acquiring  the Company's securities  and  its  possible
"shorting"  of  the  Company's common  stock  in  contemplation  of
conversion.   In  addition,  the  Company  alleged   that   Timboon
participated  in manipulative market activity with  the  intent  to artificially  depress  the market price  of  the  Company's  common stock.  Effective  March  2, 1998, the  Company  and  Timboon  Ltd.
entered  into  a Settlement Agreement and Release (the  "Settlement
Agreement") in settlement of all claims brought against each  other in connection with the debentures issued to Timboon. See Note 7.

Prior  to  the  rescission  of the ATI acquisition  agreement,  the
Company  obtained  and  guaranteed  an  equipment  lease  financing facility  for  ATI's use. The financing facility  was  subsequently terminated by the lessor due to non-payment by ATI of payments  due
under  the  related  lease  agreements.  In  connection  with   the
rescission  of  the  ATI  acquisition  agreement,  ATI   issued   a
promissory  note to the Company in the amount of $180,000,  payable upon  the  default by ATI of payments due under the lease financing facility. Payments due to the Company under the promissory note are to  be equal to the amount, if any, the Company may be required  to pay  under the lease guaranty agreement. In the event of a  default by  ATI under the lease financing facility, it is uncertain whether or  not  the  Company would be able to satisfy  the  terms  of  the guaranty  agreement or whether or not ATI would be able to  satisfy the terms of the promissory note.

As of December 31, 1997, the Company and its subsidiaries have pending outstanding judgments totaling approximately $170,000, exclusive of the CCI judgment referred to above. These judgments arose from cancellation of office and equipment leases and from non-payment of obligations due to trade creditors.

The   Company  is  also  involved  in  numerous  other  legal   and
administrative actions incurred in the ordinary course of business, none  of  which  are  expected to have a  material  impact  on  the
Company's results of operations.


NOTE 15  SEGMENT INFORMATION

The Company's operations are classified into two industry segments:
healthcare  management and cost containment products  and  services
("Healthcare")  and  telecommunications  products   and   services,
including pay-per-view related services ("Telecommunications").  In
1996  and  1997, the Company disposed of substantially all  of  the assets  of  its  telecommunications businesses.  Consequently,  the healthcare  segment is the only segment in which  the  Company  has
continuing   operations.   The   operations   of   the    Company's
telecommunications   segment   are   classified   as   discontinued
operations   in   the  accompanying  consolidated   statements   of
operations for all periods presented. For summary operating results of  the Company's discontinued telecommunications segment, see Note
4.

Capital     expenditures    of    the    Company's     discontinued
telecommunications segment were $-0-, $12,561 and $208,503 in 1997,
1996  and 1995, respectively; and, the identifiable assets  of  the
Company's discontinued telecommunications segment included  in  the consolidated  balance sheets as of December 31, 1997 and  1996  are
$539 and $660,094, respectively.

In 1997, HMT had one customer that counted for approximately 50% of the Company's consolidated net revenues from continuing operations.
In 1996 and 1995, the NSC had one customer that accounted for approximately 47% and 100.0% of the Company's consolidated net revenues from continuing operations. The Company has no inter-segment revenues.


NOTE 16  STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION


                                                 YEAR ENDED DECEMBER 31,
                                             ------------------------------
                                               1997       1996       1995
                                             --------   --------  ---------
Non-cash investing and financing activities:
 Equipment capital leases                    $ 73,184   $703,215  $ 112,308
                                             ========   ========  =========
 Notes payable issued in
  connection with
  business acquisitions                      $  --      $  --     $ 700,000
                                             ========   ========  =========
  Issuance of stock for debt                 $716,318   $199,150  $   --
                                             ========   ========  =========

Cash paid during the period for:
 Interest                                    $131,635   $  --     $  23,055
                                             ========   ========  =========
 Income taxes                                $  --      $  --     $   --
                                             ========   ========  =========

NOTE 17 EVENTS SUBSEQUENT TO DECEMBER 31, 1997

In  March 1998, the Company made an offer to each of the holders of its  10%  convertible debentures payable to the former shareholders of  TNI  to redeem the debentures in return for 1.5 shares  of  the
Company's  common stock for each dollar of principal, plus  accrued interest,  due to each of the debenture holders, plus common  stock purchase  warrants exercisable at any time over a five year  period at an exercise price of $0.20 per share. The number of common stock purchase  warrants to be issued upon acceptance  of  the  offer  to redeem the debentures is to be determined by dividing the principal amount  of  each  debenture by two(2). As of March  31,  1998  (the expiration  date of the offer), the Company received the acceptance of all of the holders of the debentures. Pursuant to the redemption offer,  the Company is to issue 893,278 shares of its common  stock
and   450,000  stock  purchase  warrants  (225,000  of  which   are
exercisable  at  $1.50  per share by the terms  of  the  respective debenture  note and 225,000 of which are exercisable at  $0.20  per share pursuant to the redemption offer).

In March 1998, the Company, TNI, International Teledata Corporation
("ITD")   and   certain  former  employees  of  the  Company   (the
"Employees")  entered  into an agreement  (the  "Agreement")  which provided  for the transfer of certain ITD assets to the  Employees.
The  assets transferred pursuant to the Agreement were sold to  ITD by  TNI  pursuant to the Purchase and Sale Agreement, dated  as  of
January  31,  1997,  between TNI and ITD. In  connection  with  the transfer  of assets pursuant to the Agreement, the Company canceled the  $500,000  convertible debenture note issued by ITD  (the  "ITD
Note")  in  conjunction  with the Purchase and  Sale  Agreement  in
exchange   for  496,902  shares  of  the  Company's  common   stock
beneficially owned by the Employees and the waiver by the Employees of  accrued and unpaid compensation due to them and cancellation of their employment agreements with the Company.


NOTE 18 - Valuation and Qualifying Accounts

Valuation and qualifying accounts (which are deducted from the assets to which they apply) consist of an allowance for doubtful accounts.

Following is a summary of the allowance for doubtful accounts:

Balance, December 31, 1995                     $510,000
 Additions:
  Provision for bad debts charged
    to operations                               522,687
 Deductions:
  Write-offs                                   (985,254)
  CCI Elimination                               (19,359)
                                                -------
Balance, December 31, 1996                       28,074
 Additions:
  Provision for bad debts charged
    to operations                                39,816
 Deductions:
  Write-offs                                    (63,214)
  Discontinued operations                        (4,676)
                                                -------
Balance, December 31, 1997                     $   --
                                                =======


The provision for bad debts charged to operations applicable to discontinued operations was $475,711 in 1996.

NOTE 19 - PROPOSED ACQUISITION

On  November  14,  1997, the Company and the  stockholders  of  HMG
Health Care Claims Auditing, Inc. ("HMG") entered into an agreement to exchange stock ( the "Agreement to Exchange Stock"). Pursuant to the Agreement to Exchange Stock, the Company is to acquire all of the outstanding stock of HMG in exchange for shares of the Company's common stock (the "HMG Acquisition Shares"). The number of HMG Acquisition Shares is to be determined at closing and are to be equal to 30% of the then outstanding common stock of the Company after giving effect to the issuance of the HMG Acquisition Shares.
The acquisition of HMG is subject to, among other things, the Company obtaining equity or debt financing to refinance the existing indebtedness of HMG ($850,000) and pay other costs and expenses related to the acquisition. The Agreement to Exchange
Stock contemplated a December 31, 1997 closing. Subsequent thereto, the Agreement to Exchange Stock was terminated by the mutual consent of the parties.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL
DISCLOSURE.

Effective February 20, 1998, Ernst & Young LLP resigned as independent auditor of the Registrant. The reports of Ernst &
Young LLP on the Registrant's consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The reports of Ernst &
Young LLP included an explanatory paragraph expressing substantial doubt about the Registrant's ability to continue as a going concern.

In  connection  with  the audits of the Registrant's  consolidated financial statements for each of the two years ended December  31,
1996,  and  in  the  subsequent interim  periods,  there  were  no disagreements with Ernst & Young LLP on any matters of  accounting
principles  or  practices,  financial  statement  disclosure,   or
auditing  scope  and  procedures which, if  not  resolved  to  the satisfaction of Ernst & Young LLP, would have caused Ernst & Young
LLP to make reference to the matter in their report.

Ernst & Young LLP has furnished a letter addressed to the Commission stating that it agrees with the statements contained herein. A copy of that letter, dated February 25, 1998, is filed as an exhibit to the Company's Form 8-K dated February 25, 1998.

Effective  March  4, 1998, the Registrant engaged  Moore  Stephens
Lovelace,   P.L.   to   audit  its  1997  consolidated   financial
statements.   The   decision  to  cease   the   registrant-auditor
relationship  between Registrant and Ernst &  Young  LLP  and  the engagement of Moore Stephens Lovelace, P.L. was not recommended or approved by the Registrant's Board of Directors.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The names and ages of directors(including the year in which each became a director) and executive officers of the Company as of the date hereof are set forth in the following table:


                                                                Director
Name                  Age  Positions With Co. and Subsidiaries   Since
--------------------  ---  -----------------------------------  --------
Edwin B. Salmon, Jr.  60   Chairman of the Board of Directors     1991
                           and Chief Financial Officer

James T. Kowalczyk    57   Director and President                 1997

Richard A. Sweet      64   Director                               1997

Larry R. Snapp        52   Director                               1997

Hugh M. Gibbons       57   Executive Vice President                N/A

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


Messrs.  Kowalczyk, Sweet and Snapp were elected to  the  Board  of
Directors  at  various times during 1997 by remaining Directors  to fill  vacancies.  The  Company did not hold an  annual  meeting  of
shareholders  in  1997  due  its  inability  to  comply  with   the
information  requirements  of Rule 14a-3,  as  promulgated  by  the
Securities and Exchange Commission for the solicitation of proxies.
Rule 14a-3 requires registrants to furnish security holders with an annual  report which includes audited balance sheets as of the  end of  the  two  most  recent fiscal years and audited  statements  of operations and cash flows for each of the three most recent  fiscal years. The Company was unable to comply with such requirements  due the  Company not having timely filed its Annual Report on Form 10-K for  the  year ended December 31,1996. The Company did  not  timely file its Annual Report on Form 10-K for the year ended December 31,
1996  due  to its inability to timely pay for the services  of  its independent  auditors  and  the  time  required  by  management  to complete its assessment of the carrying value of intangible  assets and  goodwill recorded in connection with the acquisition  of  NSC.
The  Company contemplates holding an annual meeting of shareholders in 1998 after the filing of this Annual Report on Form 10-K for the year ended December 31, 1997. It is uncertain, however, whether  or not the Company will be able to prepare and mail proxy solicitation materials to its shareholders due to limitations on the part of the
Company   to  fund  those  collective  efforts.  See  "Management's
Discussion  and  Analysis  of Financial Condition  and  Results  of
Operations".

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


ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid or accrued to the chief executive officer of the Registrant or person discharging comparable duties and to the executive officers of the registrant whose compensation exceeded $100,000 for the year ending December
31, 1997.

                                          Annual Compensation
                            --------------------------------------------
Name & Principal Positions                                    Long-Term
--------------------------   Year    Salary  Bonus   Other  Compensation
                             ----    ------  ------  -----  ------------
Stephen E. Williams          1997  $150,000  $ --   $  --   $  --
Chief Executive              1996   177,500    --    7,500     --
Officer (1)(2)(3)            1995   190,625    --    7,500     --

James T. Kowalczyk           1997    32,500    --      --      --
President  and Director (4)  1996      N\A     N\A     N\A     N\A
                             1995      N\A     N\A     N\A     N\A

Edwin B. Salmon, Jr.         1997   150,000    --      --      --
Chief Financial Officer,     1996   177,000    --    7,500     --
 Treasurer and Chairman of   1995    99,630    --    9,000     --
 the Board(1)(4)

(1) The named executive officers have entered into employment agreements with the Company. These agreements provide, among other things, for the payment of compensation over 5 years from the date of employment, regardless of whether or not these executive officers remain in the employ of the Company. See Note 13 to the consolidated financial statements. Effective December 1, 1996, the annual salaries of Messrs. Salmon and Williams were reduced to $150,000, each.

(2)  In 1995, the Company issued, as additional compensation to Mr.
Williams, 500,000 shares of Common Stock, valued at $15,000, and 1,375,000 shares of Class A preferred stock, valued at $20,625, in connection with the performance of certain conditions set forth in a 1994 letter agreement. See Note 13 to the Consolidated Financial
Statements.

(3)In  April and June 1997, Mr. Willliams resigned as the Company's
President and CEO and Director, respectively.

(4)In August 1997, each of Messrs. Kowalczyk and Salmon were granted options to purchase 500,000 shares of the Registrant's common stock, exercisable at $0.10 per share at any time over five years.

N/A means the respective officer was not employed by the Company during that period.


ITEM  12.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of February
28, 1998 by each shareholder known by the Company to be a beneficial owner of more than five percent of the Company's common stock, by each of the registrant's named directors and executive officers, and by all directors and executive officers of the registrant as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.



  Name of                        Amount and Nature           Percent
Beneficial Owner              of Beneficial Interest(1)   of Class(1)
----------------------        -------------------------   -----------
Edwin B. Salmon, Jr.              625,762   (2a)             1.89
                                  200,000   (2b)             0.60
                                  261,533   (2c)             0.79
                                  224,418   (2d)             0.68
                                   40,000   (2e)             0.12
                                   40,000   (2f)             0.12
James T. Kowalczyk                571,709   (3)              1.72
Richard A. Sweet                  226,410   (4)              0.68
Larry R. Snapp                    127,250   (4)              0.38
Hugh M. Gibbons                   400,000                    1.21
All Directors and Executive
 Officers as a Group(5 persons) 2,717,082   (5)              8.19
                                4,000,000   (6)             12.06
NIDAN Corporation               7,746,389   (7)(8)          23.35
NIDAN Corporation               7,042,172   (9)             21.23


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

(2a) Includes options for 500,000 shares exercisable at an exercise price of $0.10 per share at any time through August 15, 2002. Mr.
Salmon has sole voting and investment power over these shares. The address of Mr. Salmon is the address of the Company.

(2b) These shares are owned by the SBE Trust. Mr. Salmon is the grantor and beneficiary of this revocable trust; but, his two adult daughters who do not reside with him are the co-trustees. The address of the trust is the address of the Company.


(2c)  These shares are owned by Brittany Leigh, Inc. Mr.  Edwin  B.
Salmon  disclaims beneficial ownership of these shares.  Mr.  David
Salmon,  Mr.  Edwin B. Salmon's adult son, is a  Director  and  the
President  and  Mr. Winfred Russell is a former President  of  this corporation.  Mr. Edwin B. Salmon was reported to  be  one  of  two directors on the annual report for the corporation filed  with  the
State  of  Florida; but, Mr. David Salmon and Mr. Edwin  B.  Salmon
maintain that the annual report was filed in error and Mr. Edwin B.
Salmon neither is nor in the past two years has been a director  or officer  of this corporation. Mr. Edwin B. Salmon is a creditor  of this  corporation and has received repayment of his  loans  to  the corporation from proceeds realized by the corporation from the sale of  the registrant's common stock. Mr. Russell, in his capacity  as the former President of this corporation, also authorized Mr. Edwin
B. Salmon, in Mr. Russell's absence, to approve purchases and sales
of   the   registrant's  common  stock  by  the  corporation   when
unsolicited offers are received from brokers. Mr. Edwin  B.  Salmon currently  has  no such authority. No purchases  or  sales  of  the registrant's  common stock by this corporation have been  initiated by  the registrant. The address of Brittany Leigh, Inc. is 1520 San
Charles Drive, Dunedin, Florida 34698.

(2d)  These  shares are owned by American First Equipment  Leasing,
Inc.  Mr.  Edwin B.Salmon disclaims beneficial ownership  of  these shares.  Mr.  David Salmon, Mr. Edwin B. Salmon's adult  son  is  a
Director  and  President  and   Mr. Winfred  Russell  is  a  former
President of this corporation. Mr. Edwin B. Salmon was reported  to be  one  of  two directors on the annual report for the corporation filed  with  the  State of Florida; but, Mr. David Salmon  and  Mr.
Edwin  B. Salmon maintain that the annual report was filed in error and  Mr.  Edwin B. Salmon neither is nor in the past two years  has been  a  director or officer of the corporation. Mr.  Salmon  is  a creditor  of  this  corporation and has received repayment  of  his loans  to the corporation from proceeds realized by the corporation from the sale of the registrant's common stock. Mr. Russell, in his
capacity  as  the  former  President  of  this  corporation,   also
authorized  Mr.  Edwin  B.  Salmon, in Mr.  Russell's  absence,  to approve purchases and sales of the registrant's common stock by the corporation when unsolicited offers are received from brokers.  Mr.
Edwin  B.  Salmon currently has no such authority. No purchases  or sales  of  the  registrant's common stock by this corporation  have been  initiated  by the registrant. The address of  American  First
Equipment Leasing, Inc. is 1520 San Charles Drive, Dunedin, Florida
34698.

(2e)  These  shares are owned by the Paige Irrevocable  Trust.  Mr.
Edwin B. Salmon is the grantor of this irrevocable trust; but,  his three  adult  children, including Mr. David Salmon,  none  of  whom reside  with  him,  are the co-trustees and one  of  Mr.  Edwin  B.
Salmon's  daughters is the sole beneficiary. Mr. Edwin  B.   Salmon
disclaims any beneficial interest in this trust. The address of the trust is the address of the Company.

(2f) These shares are owned by the Jennifer Irrevocable Trust.  Mr.
Edwin B. Salmon is the grantor of this irrevocable trust; but, his three adult children, including Mr. David Salmon, none of whom reside with him, are the co-trustees and one of Mr. Edwin B.
Salmon's daughters is the sole beneficiary. Mr. Edwin B. Salmon disclaims any beneficial interest in this trust. The address of the trust is 700 S.W. 66 nd Blvd. ,Gainesville, Fla. 32607.

(3) Includes options for 500,000 shares exercisable at an exercise price of $0.10 per share at any time through August 15, 2002. The address of Mr. Kowalczyk is the address of the Company.



(4) Includes options for 100,000 shares exercisable at an exercise price of $0.10 per share at any time through August 15, 2002. The address of Mr. Sweet and Mr. Snapp is the addresses of the Company.

(5) Includes the shares and options referred to in (2a)-(2g) above, plus the options referred to in (3) and (4). Mr. Edwin B.
Salmon disclaims beneficial ownership of the shares referred to  in
(2c)-(2g) above. The address of each director and executive officer of the Company is the address of the Company.

(6) Includes 4,000,000 shares issued in escrow pursuant to the terms of a Settlement Agreement and Release dated as of March 2, 1998 between the Company and Timboon LTD. These shares are to be liquidated by Timboon LTD in payment of $1,200,000 of 4% cumulative convertible debentures. Timboon LTD has appointed the Board of Directors ex-officio as proxy of Timboon with full power of substitution to vote the number of shares Timboon LTD would be entitled to cast if personally present at any annual meeting or special meeting of stockholders of the Company at any time prior to January 31, 1999. The address of Timboon LTD is 28 Hagvura Street,
Karni Shomron, Israel.

(7)Includes 7,746,389 of shares issuable upon the conversion of $1,195,000 of outstanding 10% cumulative convertible debentures issued by the Company to NIDAN Corporation ("NIDAN") , assuming such convertible debentures were converted as of February 28, 1998, and 243,462 shares of common stock owned by the persons referred to in (5) below. NIDAN is a Florida corporation whose address is 13015
S.W. 89 Place, Suite 212, Miami, FL 33176.

(8)  The Company has been informed that NIDAN has assigned to other persons  $845,000  of the Company's $1,195,000 of  outstanding  10%
cumulative  convertible debentures. To the best  of  the  Company's
knowledge,  these  persons  are  not  stockholders  of  NIDAN.   On
September  24, 1997, those persons filed a Schedule 13D  under  the
Securities  and  Exchange Act of 1934. The Schedule  13D  filed  by those  persons  discloses that the persons to whom  the  debentures were  assigned  beneficially own 5,045,102 shares of the  Company's common  stock,  including 4,801,640 shares of the Company's  common stock which are to be issued upon conversion of the debentures. All of  these  persons  share voting power in the  shares  beneficially owned by them.

Following are the names and addresses of these persons:

        Name                                    Address
-------------------                      ----------------------
Harold Meyering                          235 S. Pine St.
                                         McBain, Michigan 49657
Kenneth Edward Gilde                     1630 W. Blue Road
                                         McBain, Michigan 49657
Kenneth Earl Gilde                       570 W. Blue Road
                                         Falmouth, Michigan 49632
David E. Gilde                           4565 Forward Road
                                         Falmouth, Michigan 49632
Phillip S. Gilde                         8200 S.McGee Road
                                         McBain, Michigan 49657
Dale Meyering                            9525 W. Watergate Road
                                         McBain, Michigan 49657
Charles O. Helsel                        9321 N. Burkett Road
                                         Lake City, Michigan 49651
Edwin L. Helsel                          5981 N. Edwards Rd.
                                         Lake City, Michigan 49651


The  Company  believes the issuance of shares to  the  above  named
persons   upon   conversion  of  the  10%  cumulative   convertible
debentures,  which debentures were originally issued to  NIDAN  and subsequently  assigned  to the above named persons  by  NIDAN,  may violate the terms and conditions of the consent order entered  into between the Company and the State of Michigan. The Company has  not
yet  made  a final determination as to conversion of the debentures without a violation of Michigan law and the consent order.

(9) Includes 7,042,172 shares issuable upon exercise of warrants to be  issued  to  NIDAN at the time of the conversion of  convertible
debentures   issued  to  NIDAN,  assuming  (i)   such   convertible
debentures were converted as of February 28, 1998 and (ii) exercise of warrants issuable upon conversion.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At December 31, 1996, the Company had an outstanding $25,000 note payable to Mr. Edwin B. Salmon bearing interest at 8%. This note, plus accrued interest, was converted into 25,762 shares of the Company's common stock in February 1997. During 1997, Mr. Salmon loaned the Company $40,243 without interest and the Company repaid
Mr. Salmon $40,243.

At December 31, 1996, the Company had notes outstanding to American
First Equipment Leasing totaling $62,741. During 1997, the Company borrowed $39,500 from American First Equipment Leasing, repaid
$44,241 of such notes, plus accrued interest, and converted $58,000 of such notes, plus accrued interest, into shares of the Company's common stock at a conversion price of $1.00 per share. See Note
2(d) to Item 12 "Security Ownership of Certain Beneficial Owners and Management."

During 1997, the Company borrowed $65,000 from Brittany Leigh, Inc.
and repaid $65,000, plus accrued interest. See Note 2(c) to Item 12
"Security Ownership of Certain Beneficial Owners and Management."

At December 31, 1996, the Company had outstanding notes payable to Mr. Richard A. Sweet, a Director and shareholder of the Company, totaling $40,000. During 1997, the Company converted the notes payable outstanding to Mr. Sweet, plus accrued interest, into 41,565 shares of the Company's common stock.

As of December 31, 1996, the Company had outstanding notes payable to the former shareholders of TNI totaling $450,000, bearing interest at 10% per annum, and $250,000 outstanding to the former shareholders of ATI, bearing interest at 6% per annum. Subsequent to December 31, 1997, the Company issued 893,278 shares of its common stock and 450,000 stock purchase warrants (225,000 of which are exercisable at $1.50 per share by the terms of the respective debenture note and 225,000 of which are exercisable at $0.20 per share pursuant to a redemption offer) in satisfaction of the notes payable to the former shareholders of TNI. The notes payable to the former shareholders of ATI were removed from the consolidated balance sheet in 1997 in connection with the rescission of the ATI acquisition.

At December 31, 1996, the Company had outstanding notes to certain shareholders (other than to Mr. Salmon, Brittany Leigh, Inc.,
American  First  Equipment Leasing, Inc. and  Mr.  Sweet)  totaling
$235,000 bearing interest at 8% to 10% per annum. During 1997, certain shareholders of the Company (other than Mr. Salmon, Brittany Leigh, Inc., American First Equipment Leasing, Inc. and
Mr. Sweet) loaned the Company an aggregate amount of $135,000 at 10% interest. Of these notes, $170,000, plus accrued interest, was converted during the year into shares of the Company's common stock at prices ranging from $0.90 to $1.00 per share and $200,000, plus accrued interest, was paid in cash.


During  1996,  the  Company issued $1,195,000  of  10%  convertible
debentures   to  NIDAN.  Subsequent  to  the  issuance   of   these
debentures, the Company and NIDAN entered into addendum  agreements to  revise the terms of such convertible debentures to provide  for
(i)  the conversion of such debentures into shares of the Company's common  stock  at  the  lesser of 50%  the  bid-ask  price  of  the
Company's  common stock at the close of trading on  the  first  day next  following  the conversion date, defined  as  the  earlier  of either the maturity date of the respective debenture or the date of an  effective  registration statement covering the shares  issuable upon  conversion, or at the per share conversion price as set forth in  the  respective debenture and (ii) reset the exercise price  of warrants  which are to be issued upon conversion of the  debentures to  the  lesser of  50%  the  bid-ask price of the Company's common stock at the close  of  trading on the first day next following the conversion date, defined as the earlier of either the maturity date or the date of  an  effective registration statement  covering  the shares issuable upon conversion, or the per share exercise price as set  forth  in  the respective  warrant agreement. During 1997, the
Company  converted $84,000  of  these  convertible debentures, plus accrued interest, into 19,033 shares of the Company's common stock.

During 1997, the Company issued an aggregate of 142,857 shares of its common stock to American First Equipment Leasing and Brittany
Leigh, valued at $61,829, for services rendered to the Company.


PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements

Independent Auditors' Report on the Consolidated Financial
  Statements for the year ended December 31, 1997                 29

Independent Auditors' Report on the Consolidated Financial
  Statements for the years ended December 31, 1996 and 1995       30

Consolidated Balance Sheets as of December 31, 1997 and 1996      31

Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1997                     33

Consolidated Statements of Stockholders' Equity for each of
  the three years ended in the period December 31, 1997           34

Consolidated Statements of Cash Flows for each of the three
  years ended in the period December 31, 1997                     36

Notes to Consolidated Financial Statements                        37


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

        11.#    Form of Offshore Offering Distribution agreement by and
                between Systems Communications, Inc. and Victory
                Investments, LLC.
        12.#    Form of 10% cumulative Convertible Debentures due November
                21, 1997 in the aggregate amount of $500,000.
        13.#    Form of Offshore Securities Subscription Agreement for
                $500,000 10% Cumulative Convertible Debentures.
        14.#    Form of Offshore Securities Subscription Agreement for
                $1,120,000 4% Convertible Debentures.
        15.#### Form of 10% Cumulative Convertible Debenture Note.
        16.++   Form of Settlement Agreement dated as of March  2,1998
                between the Company and Timboon LTD, including Joint Escrow
                Instructions and Revocable Proxy.
(10) Material Contracts
     P 1.*     Ameristar Stock Acquisition Agreement
     P 2.*     HMT Stock Purchase Agreement (March 12, 1996)
     P 3.*     NSC Agreement to Exchange Stock (August 24, 1995)
     P 4.*     NSC Restated Agreement to Exchange Stock (October 13, 1995)
     P 5.*     NSC Assignment and Amendment of Restated Agreement to
               Exchange Stock (October 20, 1995)
     P 6.*     Telcom Restated Stock Purchase Agreement (June 16, 1995)
       7.      Employment Contracts
      P (a)*   Robert L. Alexander
      P (b)*   Russell H. Armstrong
      P (c)*   Edwin B. Salmon
      P (d)*   Stephen E. Williams
      P (e)*   Mark Woodward
      P (f)*   John D. Looney
      P (g)*   John A. Paolicelli
      P (h)*   James L. Tolley
      P (i)*   David J. Olivet
        (j)##  Karen Wolfe
        (k)##  James W. Wolfe
        (l)##  Eric R. Wolfe
    P  8.*     HMT Trademark Registration for "RETURN"  Software Program
               (December 8, 1992)
    P  9.*     HMT - Medicode Value-Added Reseller Software Development,
               Marketing, and Maintenance Agreement (March 9, 1995)
    P 10.*     NSC Cooperative Research and Development Agreement
               Between NSC and the U.S. Army (June 2, 1994)
    P 11.*     Services and Marketing Agreement By and Among GE Capital
               Communication Services Corporation and Telcom
               (March 31,1995)
    P 12.*     Joint Venture Agreement Between Universal Network
               Services, Inc. and Telcom (February 13, 1995).
    P 13.*     Comstar Acquisition Agreement
    P 14.*     Coast Communications Acquisition Agreement
    P 15.*     Teaming Agreement with Health Management Systems, Inc.
    P 16.**    Authorized sales agent agreement between MCI
               Telecommunications Corporation and Ameristar,  dated
               June 12, 1995
    P 17.**    Zero Plus-Zero Minus billing and information management
               agreement between Zero Plus Dialing, Inc. and Ameristar,
               dated May 16, 1996
    P 18.**    Telecommunications Agreement between U.S. Long Distance,
               Inc. and Ameristar
    P 19.**    Tri-Party Agreement among Ameristar, U.S. Long Distance,
               Inc. and Zero Plus Dialing, Inc.

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
               between Opticom and Ameristar
    P 25.**    Mitel OSS Servicing Agreement, dated September 1, 1993
               between MasterCorp, Inc. and Ameristar
    P 26.**    Telecommunications Agreement, dated January 15, 1996
               between Long Distance Exchange Corp. and Ameristar
    P 27.**    Agreement, dated January 1995, between LDOS
               Communications, Inc. and Ameristar
    P 28.**    Agreement, dated February 28, 1994, between L.D.
               Communications, Inc. and Ameristar
    P 29.**    Contract Operator Services Agreement for Public Pay
               Phones and Letters of Agency, dated January 7, 1992, between
               Fone America, Inc. and Ameristar
    P 30.**    Payphone Aggregator Agreement, dated July 22, 1993,
               between Communication TeleSystems International and Ameristar
    P 31.**    Operator Service Agreements between Capital Network
               System, Inc. and Ameristar
    P 32.**    Agreements between Ameristar Network Exchange, Inc. and
               Ameristar
    P 33.**    Agreement dated November 11, 1991 between Ameristar and
               Access Telecommunications, Inc.
    P 34.**    Agreement dated September 16, 1991 between Conquest
               Operator Services Corporation and Ameristar
      35.##    Heads  of  Agreement for change  in  Management  of
               National Solutions Corporation.
      36.##    Rescission Agreement, dated May 21, 1997 by and between the
               Company, Ameristar Telecommunications, Inc., Mark Woodward
               and Russell Armstrong.
      37.##    Promissory note dated May 21, 1997 between ATI  and
               the Company.
      38.##    Agreement dated as of June 9,1997 by and among the
               Company, Karen Wolfe and Eric Wolfe, Eric Wolfe, on behalf of his infant son, Tyler Wolfe, and Lori Wolfe, wife of Eric
               Wolfe, on behalf of herself and her infant son Tyler Wolfe.
      39.##    Cooperative Marketing and Option Agreement dated June 9, 1997 between HMT and the Company.
      40.##    Purchase and Sale Agreement between TNI and International
               TeleData Corporation dated January 31, 1997.
      41.##    Form of Convertible Debenture in  the  amount of $500,000
               between International TeleData Corporation and TNI.
      42.##    Memorandum dated June 16, 1997 from the Department of
               the Army regarding renewal of the Cooperative Research and
               Development Agreement between the Company and the Department of the Army.
      43.###   Agreement to Exchange Stock, dated November 14, 1997, by and between Grant Kolb and Patrick Loeprich (as "Sellers") and the Company
     (16) *    Letter re change in certifying accountant
     (16) 1.+  Letter re change in certifying accountant


     (17) 1.## Resignation Letter of Stephen Williams.
     (17) 2.## Resignation Letter of David J. Olivet
    P(21) *    List of Subsidiaries of Registrant
   (27.1) *    Financial Data Schedule (Year ended December 31, 1995)
   (27.2) **** Financial Data Schedule (Nine months ended September 30, 1996)
   (27.3)####  Financial Data Schedule (Year ended December 31, 1996)
   (27.4)****  Financial Data Schedule (Three months ended March 31, 1997)
   (27.5)****  Financial Data Schedule (Six months ended  June  30, 1997)
   (27.6)****  Financial Data Schedule (Nine months ended September 30, 1997)
   (27.7)+++   Financial Data Schedule (Year ended December 31, 1997)

   (99) Additional Exhibits
       1.*** Arbitration award in the matter of the Arbitration between Telcom Network, Inc. and GE Capital Communication Services
              ("GECCS") and New Enterprise Wholesale Services, Ltd.(News")

* Incorporated by reference to the Company's Registration Statement on Form 10 as filed with the Commission on July 23, 1996

** Incorporated by reference to the Company's Registration Statement on Form 10/A as filed with the Commission on September 17, 1996

*** Incorporated by reference to the Company's Current Report on Form 8-K dated October 29, 1996

****  Incorporated by reference to the Company's Quarterly Report on Form
      10-Q for the respective quarterly period.

# Incorporated by reference to the Company's Current Report on Form 8-K as filed on March 27, 1997.

## Incorporated by reference to the Company's Current Report on Form 8-K, as filed on July 28,1997.

### Incorporated by reference to the Company's Current Report on Form 8-K, as filed on November 21,1997.

#### Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 +    Incorporated by reference to the Company's Current Report on Form
      8-K, as filed on November 25, 1998.

 ++ Incorporated by reference to the Company's Current Report on Form 8-K, as filed on March 10, 1998.

 +++  Filed herewith.


(b) Reports on Form 8-K

The following reports were filed on Form 8-K for the three months ended December 31, 1997 and prior to the filing date hereof:


1.  The Company filed a Form 8-K on November 21, 1997. The date  of the  earliest event reported was November 14, 1997. On November 14,
1997,  the  Company and the stockholders of HMG Health Care  Claims
Auditing, Inc.("HMG") entered into an agreement to exchange stock (
the  "Agreement to Exchange Stock"). Pursuant to the  Agreement  to
Exchange  Stock,  the Company is to acquire all of the  outstanding stock of HMG in exchange for shares of the Company's common stock (
the  "HMG Acquisition Shares). The number of HMG Acquisition Shares is  to  be determined at closing and are to be equal to 30% of  the then outstanding common stock of the Company after giving effect to the  issuance of the HMG Acuisition Shares. The acquisition of  HMG is  subject  to,  among  other things, the Company  obtaining  debt financing  to refinance the existing indebtedness of HMG ($850,000)
and  pay  other costs and expenses related to the acquisition.  The
Agreement  to  Exchange  Stock contemplates  a  December  31,  1997 closing.

2. On November 25, 1997, the Company filed a Form 8-K. The date of the event reported was November 20, 1997. The event reported was the resignation of Ernst & Young LLP as independent auditor of the Registrant.

3. On March 10, 1998, the Company filed a Form 8-K. The date of the event  reported  was  March 2, 1998. The  event  reported  was  the agreement  between  the Company and Timboon  LTD  (the  "Settlement
Agreement and Release") in settlement of all claims brought against
each   other  in  connection  with  the  Company's  $1,120,000   4%
cumulative convertible debentures.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMS COMMUNICATIONS, INC.                  Date: May 8, 1998

/s/ James T. Kowalczyk
---------------------------------
JAMES T. KOWALCZYK
President, Principal Executive Officer
and Director

/s/ Richard A. Sweet
---------------------------------
RICHARD A. SWEET
Director

/s/ Larry R. Snapp
---------------------------------
LARRY R. SNAPP
Director


/s/EDWIN B. SALMON, JR.
---------------------------------
EDWIN B. SALMON, JR.
Principal Accounting Officer and Director

       89   INDEX TO EXHIBITS



    (3)i. *Articles of Incorporation, as amended
    (3)ii.*By-laws, as amended
    (4)Convertible Debentures
       P 1.*    Convertible Debenture Note, dated December 5, 1995,
                between the Company and Telcom United North, Inc.
       P 2.*    Convertible Debenture Note, dated December 5, 1995,
                between the Company and Donald T. McAllister, M.D
       P 3.*    Convertible Debenture Note, dated December 5, 1995,
                between the Company and David Fisk.
       P 4.*    Convertible Debenture Note, dated December 5, 1995,
                between the Company and Leonard F. D'Innocenzo
       P 5.*    Convertible Debenture Note, dated December 5, 1995,
                between the Company and Dean Charles Colantino
       P 6.*    Convertible Debenture Note, dated December 5, 1995,
                between the Company and Donald P. Dugan.
       P 7.*    Convertible Debenture Note, dated December 5, 1995,
                between the Company and Comgi Retirement Trust,
                John R. Lang, M.D./Sharon B. Lang: Trustees
       P 8.*    Convertible Debenture Note, dated December 5, 1995,
                between the Company and John R. Lang, M.D./Sharon B. Lang.
       P 9.*    Convertible Debenture Note, dated December 5, 1995,
                between the Company and Dale D. Higgins
       P10.*    Convertible Debenture Note dated December 5, 1995,
                between the Company and R. Thomas Jannarone.
        11.#    Form of Offshore Offering Distribution agreement by and
                between Systems Communications, Inc. and Victory
                Investments, LLC.
        12.#    Form of 10% cumulative Convertible Debentures due November
                21, 1997 in the aggregate amount of $500,000.
        13.#    Form of Offshore Securities Subscription Agreement for
                $500,000 10% Cumulative Convertible Debentures.
        14.#    Form of Offshore Securities Subscription Agreement for
                $1,120,000 4% Convertible Debentures.
        15.#### Form of 10% Cumulative Convertible Debenture Note.
        16.++   Form of Settlement Agreement dated as of March 2, 1998
                between the Company and Timboon LTD, including Joint Escrow
                Instructions and Revocable Proxy.
(10) Material Contracts
     P 1.*      Ameristar Stock Acquisition Agreement
     P 2.*      HMT Stock Purchase Agreement (March 12, 1996)
     P 3.*      NSC Agreement to Exchange Stock (August 24, 1995)
     P 4.*      NSC Restated Agreement to Exchange Stock (October 13, 1995)
     P 5.*      NSC Assignment and Amendment of Restated Agreement to
                Exchange Stock (October 20, 1995)
     P 6.*      Telcom Restated Stock Purchase Agreement (June 16, 1995)
       7.       Employment Contracts
     P (a)*     Robert L. Alexander
     P (b)*     Russell H. Armstrong
     P (c)*     Edwin B. Salmon
     P (d)*     Stephen E. Williams
     P (e)*     Mark Woodward
     P (f)*     John D. Looney
     P (g)*     John A. Paolicelli
     P (h)*     James L. Tolley


      P (i)*    David J. Olivet
        (j)##   Karen Wolfe
        (k)##   James W. Wolfe
        (l)##   Eric R. Wolfe
     P   8.*    HMT Trademark Registration for "RETURN" Software Program
               (December 8, 1992)
     P   9.*    HMT  -  Medicode Value-Added Reseller Software Development,
                Marketing, and Maintenance Agreement (March 9, 1995)
     P  10.*    NSC Cooperative Research and Development Agreement Between
                NSC and the U.S. Army (June 2, 1994)
     P  11.*    Services and Marketing Agreement By and Among GE Capital
                Communication Services Corporation and Telcom (March 31,1995)
      P 12.*    Joint Venture Agreement Between Universal Network
                Services, Inc. and Telcom (February 13, 1995).
      P 13.*    Comstar Acquisition Agreement
      P 14.*    Coast Communications Acquisition Agreement
      P 15.*    Teaming Agreement with Health Management Systems, Inc.
      P 16.**   Authorized sales agent agreement between MCI
                Telecommunications Corporation and Ameristar,  dated
                June 12, 1995
      P 17.**   Zero Plus-Zero Minus billing and information management
                agreement between Zero Plus Dialing, Inc. and Ameristar,
                dated May 16, 1996
      P 18.**   Telecommunications Agreement between U.S. Long Distance,
                Inc. and Ameristar
      P 19.**   Tri-Party Agreement among Ameristar, U.S. Long Distance,
                Inc. and Zero Plus Dialing, Inc.
      P 20.**   Telephone Agreement between Ameristar and U.S. Long
                Distance, Inc., dated July 10, 1996 85
      P 21.**   License Agreement between Ameristar and VCA Pictures,
                dated February 13, 1996
      P 22.**   Agreement between Ameristar and United International
                Pictures, dated April 1, 1996
      P 23.**   Marketing Agreement, dated October 2, 1995, between
                Ameristar and U.S. Osiris Corporation
      P 24.**   Operator Service Agreement dated April 15, 1995,
                between Opticom and Ameristar
      P 25.**   Mitel OSS Servicing Agreement, dated September 1, 1993
                between MasterCorp, Inc. and Ameristar
      P 26.**   Telecommunications Agreement, dated January 15, 1996
                between Long Distance Exchange Corp. and Ameristar
      P 27.**   Agreement, dated January 1995, between LDOS
                Communications, Inc. and Ameristar
      P 28.**   Agreement, dated February 28, 1994, between L.D.
                Communications, Inc. and Ameristar
      P 29.**   Contract Operator Services Agreement for Public Pay Phones
                and Letters of Agency, dated January 7, 1992, between
                Fone America, Inc. and Ameristar
      P 30.**   Payphone Aggregator Agreement, dated July 22, 1993,
                between Communication TeleSystems International and
                Ameristar
      P 31.**   Operator Service Agreements between Capital Network
                System, Inc. and Ameristar
      P 32.**   Agreements between Ameristar Network Exchange, Inc.
                and Ameristar
      P 33.**   Agreement dated November 11, 1991 between Ameristar
                and Access Telecommunications, Inc.


      P 34.**   Agreement dated September 16, 1991 between Conquest
                Operator Services Corporation and Ameristar
        35.##   Heads of Agreement for change in Management of
                National Solutions Corporation.
        36.##   Rescission Agreement, dated May 21, 1997 by and between the
                Company, Ameristar Telecommunications, Inc., Mark Woodward
                and Russell Armstrong.
        37.##   Promissory note dated May 21, 1997 between ATI and the
                Company.
        38.##   Agreement dated as of June 9,1997 by and among the Company,
                Karen Wolfe and Eric Wolfe, Eric Wolfe, on behalf of his
                infant son, Tyler Wolfe, and Lori Wolfe, wife of Eric Wolfe, on behalf of herself and her infant son Tyler Wolfe.
        39.##   Cooperative Marketing and Option Agreement dated June 9, 1997 between HMT and the Company.
        40.##   Purchase and Sale Agreement between TNI and International
                TeleData Corporation dated January 31, 1997.
        41.##   Form of Convertible Debenture in  the amount of $500,000
                between International TeleData Corporation and TNI.
        42.##   Memorandum dated June 16, 1997 from the Department of
                the Army regarding renewal of the Cooperative Research and
                Development Agreement between the Company and the Department  of the Army.
        43.###  Agreement to Exchange Stock, dated November 14, 1997, by and between Grant Kolb and Patrick Loeprich (as "Sellers") and the Company
    (16) *      Letter re change in certifying accountant
    (16)1.+     Letter re change in certifying accountant
    (17)1.##    Resignation Letter of Stephen Williams.
    (17)2.##    Resignation Letter of David J. Olivet
   P(21) *      List of Subsidiaries of Registrant
    (27.1)*     Financial Data Schedule (Year ended December 31, 1995)
    (27.2)****  Financial Data Schedule (Nine months ended September 30, 1996)
    (27.3)####  Financial Data Schedule (Year ended December 31, 1996)
    (27.4)****  Financial Data Schedule (Three months ended March 31, 1997)
    (27.5)****  Financial Data Schedule (Six months ended June 30, 1997)
    (27.6)****  Financial Data Schedule (Nine months ended September 30, 1997)
    (27.7)+++   Financial Data Schedule (Year ended December 31, 1997)
    (99) Additional Exhibits
         1.***  Arbitration award in the matter of the Arbitration between
                Telcom Network, Inc. and GE Capital Communication Services
               ("GECCS") and New Enterprise Wholesale Services, Ltd.
               (News")


* Incorporated by reference to the Company's Registration Statement on Form 10 as filed with the Commission on July 23, 1996

** Incorporated by reference to the Company's Registration Statement on Form 10/A as filed with the Commission on September 17, 1996

*** Incorporated by reference to the Company's Current Report on Form 8-K dated October 29, 1996

****  Incorporated by reference to the Company's Quarterly Report on Form
      10-Q for the respective quarterly period.

# Incorporated by reference to the Company's Current Report on Form 8-K as filed on March 27, 1997.

## Incorporated by reference to the Company's Current Report on Form 8-K, as filed on July 28,1997.

### Incorporated by reference to the Company's Current Report on Form 8-K, as filed on November 21,1997.

#### Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

+     Incorporated by reference to the Company's Current Report on Form
      8-K, as filed on November 25, 1998.

++ Incorporated by reference to the Company's Current Report on Form 8-K, as filed on March 10, 1998.

+++   Filed herewith.



