Form 10-Q
period 1998-03-31
SYSTEMS COMMUNICATIONS INC
filed 1998-05-13
CIK 949857

FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-26668

SYSTEMS COMMUNICATIONS, INC.
-----------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

FLORIDA                                                 65-0036344
-----------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

4707 140th Avenue North, Suite 107, Clearwater, FL.       33762
------------------------------------------------------------------------
(Address of principal executive offices)                (ZIP Code)


Registrant's  telephone number, including area  code       813-530-4800
------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) had filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes___          No  x_

Number of shares outstanding of the issuer's Common Stock, par value .001 per share, as of March 31, 1998 - 14,174,052 shares.

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  MARCH 31,   DECEMBER 31,
                                                     1998         1997
                                                 -----------   -----------
                                                 (UNAUDITED)
            ASSETS
[S]                                                  [C]          [C]
Current assets:
 Cash and cash equivalents                       $      487     $  65,556
 Accounts receivable from officers and employees     62,495        60,908
 Other current assets                               145,587       130,419
                                                  ----------    ----------
Total current assets                                208,569       256,883
                                                  ----------    ----------
Furniture and equipment                             132,982       130,162
 Less accumulated depreciation                      (63,278)      (56,774)
                                                  ----------    ----------
 Net furniture and equipment                         69,704        73,388
Note receivable from the sale of assets, less
   allowance of $500,000 in 1997                        --           --
Deferred  compensation                               21,375        52,941
Other non-current assets                              4,982         4,982
                                                  ----------    ----------
Total assets                                     $  304,630     $ 388,194
                                                  ==========    ==========

See Notes to Consolidated Financial Statements

                SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)

                                                    MARCH 31,    DECEMBER 31,
                                                      1998          1997
                                                   -----------   -----------
                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Bank overdraft                                   $    56,042    $     --
 Current portion of notes and debentures payable    2,922,200      3,361,700
 Accounts payable                                     564,776        535,516
 Accrued expenses and other current liabilities     2,571,036      2,830,977
                                                   ----------    -----------
Total current liabilities                           6,114,054      6,728,193
Deferred liabilities under employment agreements      145,762        310,794
                                                   ----------    -----------
Total liabilities                                   6,259,816      7,038,987
                                                   ----------    -----------
Common stock subject to rescission                    674,124        674,124
                                                   ----------    -----------
Stockholders' deficit:
 Class A convertible preferred stock, stated value
  and liquidation preference $1.00 per share;
  authorized 5,000,000 shares; issued and
  outstanding  -  none                                   --             --
 Class B convertible preferred stock, stated value
  and liquidation preference, $1.00 per share;
  authorized 10,000,000 shares; issued and
  outstanding, 100,000 shares in 1998 and
  2,953,125  shares in  1997                           54,764       1,617,260
 Common stock - $.001 par value; authorized
  50,000,000 shares; issued and outstanding,
  14,174,052 shares in 1998 and 12,083,646
  shares in  1997                                      14,175          12,084
Additional paid in capital                         18,882,103      16,866,883
Accumulated deficit                               (25,580,352)    (25,821,144)
                                                   ----------     -----------
Total stockholders' deficit                        (6,629,310)     (7,324,917)
                                                   ----------     -----------
Total liabilities and stockholders' deficit       $   304,630     $   388,194
                                                   ==========     ===========

See Notes to Consolidated Financial Statements

                     SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Three Months Ended
                                                              March 31,
                                                     -----------------------
                                                         1998        1997
                                                     ----------    ---------
Net revenues                                        $     --      $1,125,724
                                                     ----------    ---------
Costs and expenses:
  Selling and administrative expenses                   271,235    1,766,116
  Impairment and other losses                             --         303,568
  Depreciation and amortization                           6,504      253,590
                                                     ----------    ---------
Total costs and expenses                                277,739    2,323,274
                                                     ----------    ---------
                                                       (277,739)  (1,197,550)
Interest income                                           --           2,018
Gain from sale of license agreement                       --       2,695,214
Interest expense                                        (74,462)    (111,565)
Other income (expense), net                               --        (111,986)
                                                     ----------    ---------
Income (loss) from continuing operations               (352,201)   1,276,131
                                                     ----------    ---------
Discontinued operations:
 Income (loss) from operations of discontinued
 telecommunications businesses (less income
 tax benefit of $9,500 in 1997)                         306,405      (65,920)
Gain from disposition of telecommunications
  businesses (less income tax expense of
  $9,500 in 1997)                                         --          15,500
                                                     ----------    ---------
Income (loss) before extraordinary item                 (45,696)   1,225,711

Extraordinary item - Gain from extinquishment
 of debt                                                286,588        --
                                                     ----------    ---------
Net income                                          $   240,792   $1,225,711
                                                     ==========    =========

See Notes to Consolidated Financial Statements

                     SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                UNAUDITED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(Continued)



                                                     Three Months Ended
                                                           March 31,
                                                    ---------------------
                                                       1998       1997
                                                    ---------   ---------
Basic earnings per share:

Income (loss) from continuing operations            $  (0.03)   $   0.12
Income loss) from operations of discontinued
 telecommunications businesses                          0.03       (0.01)
Extraordinary item - Gain from extinquishment
 of debt                                                0.02         --
                                                    ---------   ---------
Net income                                          $   0.02    $   0.11
                                                    =========   =========

Diluted earnings per share:

Income (loss) from continuing operations            $  (0.03)   $   0.08
Income loss) from operations of discontinued
 telecommunications businesses                          0.03         --
Extraordinary item - Gain from extinquishment
 of debt                                                0.02         --
                                                     ---------   --------
Net income (loss)                                   $   0.02    $   0.08
                                                     =========   ========

See Notes to Consolidated Financial Statements

                  SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three Months
                                                    Ended March 31,
                                                    ----------------------
                                                      1998         1997
                                                    ---------    ---------
Net  cash  used  in operating activities            $(147,749)  $ (897,429)
                                                    ---------    ---------
Cash flows from investing activities:
  Expenditures for furniture and equipment             (2,820)     (12,659)
  Other                                                  --          2,474
                                                    ----------   ---------
Net cash used in investing activities                  (2,820)     (10,185)
                                                    ----------   ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock                25,000      152,000
 Proceeds from notes and debentures payable            60,500    1,211,732
 Payments on notes payable and capital leases            --        (88,168)
 Payments on borrowings under lines of credit            --        (71,615)
 Payments on common stock subject to rescission          --        (35,000)
                                                     ---------    --------
Net cash provided by financing activities              85,500    1,168,949
                                                     ---------    --------
Net increase (decrease) in cash                       (65,069)     261,335
Cash and cash equivalents at beginning of the
 period                                                65,556       61,039
                                                     ---------    --------
Cash and cash equivalents at end of the period       $    487    $ 322,374
                                                     =========    ========


Supplemental Disclosure of Cash Flow Information and Non-cash Investing and
Financing Activities:

 Equipment capital lease obligations                 $    --     $  73,184
 Issuance of common stock upon conversion of notes
  and debentures payable                               52,343      596,318
 Recovery of note receivable from sale of assets      305,345         --
 Redemption of debentures payable                     595,513         --
 Issuance of common stock in settlement of
  liabilities                                          56,000         --
 Conversion of Class B preferred stock              1,562,496         --

Cash paid during the period for:
 Interest                                               1,249       19,363
 Income taxes                                            --           --

See Notes to Consolidated Financial Statements


                 SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1998



SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated balance sheet as of March 31, 1998 and the  unaudited  consolidated statements of  operations  and  cash flows for the three months ended March 31,1998 and 1997 have been
prepared   in  accordance  with  generally  accepted   accounting
principles  for interim financial information. Accordingly,  they do  not include all of the information and footnotes required  by generally  accepted accounting principles for complete  financial statements.  In  the  opinion  of  management,  all  adjustments, consisting of normal and recurring accruals considered  necessary
for  a  fair  presentation,  have  been  included.   Results   of
operations  for  the three months ended March 31,  1998  are  not necessarily indicative of the results for the full fiscal year.

Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Earnings per Share

Basic  and diluted earnings per share for the three months  ended
March  31, 1998 are the same because the inclusion of incremental
shares   from  the  assumed  conversions  of  convertible  notes,
debentures  and  preferred  stock and  exercise  of  options  and warrants  in the computation of diluted earnings per share  would have  had  the  effect  of  reducing  the  per  share  loss  from continuing  operations.  The weighted average  number  of  shares outstanding  for  the  three months  ended  March  31,  1998  was
12,491,225.

Following is a reconciliation of basic and diluted earnings per share for income from continuing operations for the three months ended March 31, 1997.


                                                                 Per
                                         Income       Shares    Share
                                      ---------   ----------    -----
Basic earnings per share             $1,276,131   10,747,700   $ 0.12
                                                                =====
Effect of dilutive securities:
Options and warrants                      --       1,277,221
Convertible preferred stock               --       1,718,545
Convertible notes and debentures         55,370    2,192,163
                                      ---------   ----------
Diluted earnings per share           $1,331,501   15,935,629   $ 0.08
                                      =========   ==========    =====

Options   and  warrants  outstanding  to  purchase  approximately
1,971,000  shares  of  common stock  were  not  included  in  the computation  of diluted earnings per share for the  three  months ended  March 31, 1997 because the options' and warrants' exercise prices  were greater than the average market price of the  common shares.  The number of shares issuable upon conversion of certain convertible notes and debentures and exercise of certain warrants are  based  on and fluctuate with the market price of the  common shares.


NOTE RECEIVABLE FROM THE SALE OF ASSETS

In   March   1998,  the  Company,  TNI,  International   Teledata
Corporation  ("ITD") and certain former employees of the  Company
(the  "Employees")  entered into an agreement  (the  "Agreement")
which  provided  for the transfer of certain ITD  assets  to  the
Employees. The assets transferred pursuant to the Agreement  were sold  to  ITD by TNI pursuant to the Purchase and Sale Agreement, dated  as of January 31, 1997, between TNI and ITD. In connection with  the  transfer  of  assets pursuant to  the  Agreement,  the
Company  canceled the $500,000 convertible debenture note  issued by ITD (the "ITD Note") in conjunction with the Purchase and Sale
Agreement in exchange for 496,902 shares of the Company's  common stock  beneficially owned by the Employees,  the  waiver  by  the
Employees of accrued and unpaid compensation due to them and  the cancellation  of  their employment agreements with  the  Company.
Included   in  income  (loss)  from  operations  of  discontinued
telecommunications  businesses for the three months  ended  March
31,   1998   is  income  of  approximately  $306,000   from   the
cancellation and partial recovery of the ITD note.

REDEMPTION OF CONVERTIBLE NOTES

Effective as of March 31, 1998, the Company redeemed its $450,000 of outstanding 10% convertible debenture notes in exchange for an aggregate of 893,278 shares of its common stock and 450,000 stock purchase warrants. The carrying amount of the debt extinguished exceeded the fair value of the common stock and warrants issued in exchange for the debt. The excess is classified as an extraordinary gain in the accompanying unaudited consolidated statement of operations for the three months ended March 31, 1998. Of the 450,000 stock purchase warrants, 225,000 are exercisable at $1.50 per share and 225,000 are exercisable at $0.20 per share. The warrants are exercisable at any time over two years.

STOCKHOLDERS' EQUITY

During  the  period from January 1, 1998 to March 31,  1998,  the
Company  issued:  208,333 shares of its common  stock  for  cash;
500,830   shares  upon  conversion  of  $50,000  of   outstanding
convertible   debentures;  893,278,shares  upon   redemption   of
outstanding  debenture notes; 701,783 shares upon  conversion  of
Class  B  preferred stock; 200,000 shares in connection with  the
CCI  arbitration;  and,  97,200 shares, valued  at  approximately
$12,500, for services rendered to the Company.


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, appearing elsewhere herein.

NET REVENUES

The Company had no revenues for the three months ended March 31, 1998. Net revenues in the 1997 first quarter were $1,125,724. The decrease in net revenues from period to period is due to the disposition of HMT coupled with the lack of revenues in the current period from the operations of NSC. The net revenues of HMT in the 1997 first quarter were $1,048,987.

SELLING AND ADMINISTRATIVE EXPENSES

The   principal   reasons  for  the  decrease  in   selling   and
administrative expenses for the three months ended March 31, 1998 versus  the  same  period  last year  were  the  effects  of  the disposition of HMT on the quarter to quarter comparison and  cost reduction  measures undertaken in 1997 due to continued operating losses.

IMPAIRMENT AND OTHER LOSSES

In the first quarter of 1997, the Company wrote-off approximately
$303,600 of deferred compensation assets related to certain employment agreements. The Company had no impairment losses in the first quarter of 1998.

DEPRECIATION AND AMORTIZATION

Depreciation  and amortization for the three months  ended  March
31,  1998 decreased by approximately $247,000 as compared to  the same  period  last  year. Depreciation and amortization  in  1997 included amortization of goodwill and intangible assets from  the acquisition  of HMT and amortization of capitalized lease  assets that  were removed from the Company's balance sheet in the fourth quarter of 1997.

INTEREST EXPENSE

The decrease in interest expense is principally due to a decrease
in   notes   and  debentures  outstanding  and  the  removal   of
capitalized lease assets from the Company's balance sheet in  the fourth quarter of 1997.

OTHER ITEMS

Results of operations for the three months ended March 31, 1997, include a one-time gain of $2,695,000 from the sale of a license agreement and financing fees of approximately $112,000.


INCOME TAXES

As of March 31, 1998 and 1997, the Company's deferred tax assets exceeded its deferred tax liabilities and were fully reserved at each of those dates. Income taxes that otherwise would have been applicable to income (loss) from continuing operations during the periods were fully offset by changes in the valuation reserve.

DISCONTINUED OPERATIONS

Income (loss) from operations of discontinued telecommunications businesses for the three months ended March 31, 1998 includes income of approximately $306,000 from the cancellation and partial recovery of the $500,000 note receivable from the sale of assets in exchange for the elimination of certain liabilities of the Company.

EXTRAORDINARY GAIN

The  Company's  operating results for the first quarter  of  1998 include an extraordinary gain of approximately $287,000 from  the extinguishment of its $450,000 10% convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1998, the Company received cash of $25,000 from the issuance of 208,333 shares of its common stock and $60,500 from the issuance of notes and debentures payable. For the corresponding 1997 period, the Company received cash of approximately $152,000 and $1.2 million from the issuance of common stock and notes and debentures payable, respectively.

The proceeds from financing activities were used principally to fund operating losses. For the three months ended March 31, 1998 and 1997, the Company used cash of approximately $147,749 and $897,000, respectively, in operating activities.

Over   the   past  several  years,  the  Company  has   incurred
substantial  operating  losses; and,  at  March  31,  1998,  the
Company has an excess of total liabilities over total assets  of approximately $6.6 million and an excess of current  liabilities
over   current  assets  of  approximately  $5.9  million.  These
factors, among others, have diminished the Company's ability  to attract  equity or debt capital, required the Company  to  cease
further   development  of  its  healthcare  management  software
technology  and  have  made it increasingly  difficult  for  the
Company to carry on normal operating activities. As of March 31,
1998,  the  Company does not have any used or  unused  lines  of credit  or  any other committed and unused financing facilities.
Consequently,  it is uncertain whether or not the  Company  will have available sufficient cash resources to continue operations, in  which  case  the  Company would be required  to  seek  other
alternatives,  including  sale,  merger  or  discontinuance   of
operations.


                      SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                              PART II - OTHER INFORMATION


Item 1. Legal Proceedings

All  material  pending legal proceedings to which the  Registrant
and   its  subsidiaries  are  a  party  are  described   in   the
registrant's  Annual  Report on Form  10-K  for  the  year  ended
December  31,  1997. There have been no material changes  in  the
status   of   such  legal  proceedings  or  any  new  information
concerning such proceeding as of the date hereof.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

27.8*  Financial Data Schedule (Three Months Ended March 31, 1998).

*   Filed herewith

(b)  Reports on Form 8-K:

The following reports were filed on Form 8-K for the three months ended March 31, 1998, and prior to the filing date hereof:

1. On March 10, 1998, the Company filed a Form 8-K. The date of the event  reported  was  March 2, 1998. The  event  reported  was  the agreement  between  the Company and Timboon  LTD  (the  "Settlement
Agreement and Release") in settlement of all claims brought against
each   other  in  connection  with  the  Company's  $1,120,000   4%
cumulative convertible debentures.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMS COMMUNICATIONS, INC.                  Date:  May 13, 1998


By /s/ James T. Kowalczyk
  ----------------------------
  James T. Kowalczyk
  President, Principal Executive Officer
  and Director

By /s/ Edwin B. Salmon
  ----------------------------
  Edwin B. Salmon
  Principal Accounting Officer
  and Director


