Form 10-Q
period 1998-06-30
SYSTEMS COMMUNICATIONS INC
filed 1998-08-17
CIK 949857

FORM 10-Q

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-26668

SYSTEMS COMMUNICATIONS, INC.
---------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

FLORIDA                                                 65-0036344
---------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

4707 140th Avenue North, Suite 107, Clearwater, FL.       33762
---------------------------------------------------------------------
(Address of principal executive offices)                (ZIP Code)


Registrant's telephone number, including area code      727-530-4800
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

        Yes  x      No ___

Number of shares outstanding of the issuer's Common Stock,  par value  $0.001  per  share, as of June  30,  1998  -  23,881,873 shares.

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             JUNE 30,    DECEMBER 31,
                                                1998        1997
                                             ---------   -----------
                                            (UNAUDITED)
            ASSETS
Current assets:
  Cash and cash equivalents                $    12,940    $    65,556
  Accounts receivable from officers and
    employees                                    4,569         60,908
  Other current assets                         145,086        130,419
                                              ---------    ----------
Total current assets                           162,595        256,883
                                              ---------    ----------
Furniture and equipment                        132,982        130,162
   Less accumulated depreciation               (67,428)       (56,774)
                                              ---------    ----------
   Net furniture and equipment                  65,554         73,388
Note receivable from the sale of assets, less
   allowance  of  $500,000  in  1997              --             --
Deferred compensation                             --           52,941
Other non-current assets                         4,982          4,982
                                               ---------    ----------
Total  assets                               $  233,131     $  388,194
                                               =========    ==========

See Notes to Consolidated Financial Statements

                SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)


                                                 JUNE 30,     DECEMBER 31,
                                                   1998          1997
                                                ----------    -----------
                                                (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes and debentures payable                 $ 2,785,928    $ 3,361,700
  Accounts payable                                 507,808        535,516
  Accrued compensation and employee benefits       758,910      1,176,578
  Liabilities and accruals for claims,
    assessments and other losses                 1,084,012      1,129,823
  Accrued expenses and other current liabilities   470,786        524,576
                                                 ----------     ----------
Total current liabilities                        5,607,444      6,728,193
Deferred liabilities under employment agreements      --          310,794
                                                 ----------     ----------
Total liabilities                                5,607,444      7,038,987
                                                 ----------     ----------
Common stock subject to rescission                 674,124        674,124
                                                 ----------     ----------
Stockholders' deficit:
 Class A convertible preferred stock, stated value
  and liquidation preference $1.00 per share;
  authorized 5,000,000 shares; issued and
    outstanding   -   none                            --             --
 Class B convertible preferred stock, stated value
  and liquidation preference, $1.00 per share;
  authorized 10,000,000 shares; issued and
  outstanding, 100,000 shares in 1998 and
  2,953,125 shares in 1997                           54,764      1,617,260
 Common stock - $.001 par value; authorized
  50,000,000 shares; issued and outstanding,
  23,881,873 shares in 1998 and 12,083,646
  shares in 1997                                     23,882         12,084
Additional paid in capital                       19,592,281     16,866,883
Accumulated deficit                             (25,719,364)   (25,821,144)
                                                 ----------     ----------
Total stockholders' deficit                      (6,048,437)    (7,324,917)
                                                 ----------     ----------
Total liabilities and stockholders' deficit     $   233,131    $   388,194
                                                 ==========     ==========

See Notes to Consolidated Financial Statements

                     SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Six Months Ended  Three Months Ended
                                                June 30,          June 30,
                                        ---------------------   ---------------------
                                           1998        1997        1998      1997
                                        ---------   ---------   ----------  ---------
Net revenues                          $      --   $ 1,467,344  $     --     $ 341,620
                                        ---------   ---------   ----------  ---------
Costs and expenses:
  Cost of revenues                           --        90,849        --        90,849
 Selling, general and administrative
   expenses                               752,861   2,658,089     481,626     891,973
 Impairment and other losses                 --       625,728        --       322,160
 Depreciation and amortization             10,356     442,396       3,852     188,806
                                         ---------   ---------    ---------  ---------
Total costs and expenses                  763,217   3,817,062     485,478   1,493,788
                                         ---------   ---------    ---------  ---------
Operating loss                           (763,217) (2,349,718)   (485,478) (1,152,168)

Gain from sale of license agreement          --     2,695,214        --         --
Gain from rescission of business
  acquisitions                               --       281,421        --       281,421
Interest income                               892       3,044         892       1,026
Interest  expense                         (136,855)   (248,529)    (62,393)  (136,964)
Other  income (expense), net               408,725    (114,951)    408,725     (2,965)
                                         ---------   ---------    ---------  ---------
Income (loss) from continuing
  operations                            (  490,455)    266,481    (138,254) (1,009,650)
                                         ---------   ---------    ---------  ---------
Discontinued operations:
 Income (loss) from operations of
  discontinued telecommunications
  businesses (less income tax benefit
  of $29,000 and $19,500 in 1997,
  respectively)                            305,647     (47,381)       (758)      18,539
 Gain from disposition of
  telecommunications businesses
 (less income tax expense of
  $29,000 and $19,500 in 1997,
  respectively)                               --        610,392         --      594,892
                                         ---------   ---------    ---------   ---------
Income (loss) before extraordinary
  item                                    (184,808)     829,492    (139,012)   (396,219)

Extraordinary item - Gain from
  extinquishment of debt                   286,588         --           --        --
                                         ---------   ---------    ---------    ---------
Net  income (loss)                     $   101,780  $  829,492 $  (139,012)   $ (396,219)
                                         =========   =========    =========    =========

See Notes to Consolidated Financial Statements

                     SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                           Six Months Ended       Three Months Ended
                                                June 30,              June 30,
                                        ---------------------   ---------------------
                                            1998       1997        1998       1997
                                        ---------   ---------   ---------  ---------
Basic earnings per share:

Income (loss) from continuing
  operations                           $   (0.04)   $    0.02   $   (0.01)  $    (0.09)
Income (loss) from operations of
 discontinued telecommunications
  businesses                                0.02          --           --      --
Gain from disposition of
  telecommunications businesses               --         0.06          --       0.05
Extraordinary item - Gain from
  extinquishment of debt                    0.02          --           --      --
                                         ---------   ---------    ---------  ---------
Net income (loss)                      $      --    $    0.08    $    (0.01)  $    (0.04)
                                         =========   =========    =========  =========
Weighted average number of
  common shares outstanding             13,810,977  10,936,609   16,525,089  11,272,699
                                        ==========  ==========   ==========  ==========
Diluted earnings per share:

Income (loss) from continuing
  operations                           $    (0.04)  $     0.02   $    (0.01) $    (0.09)
Income (loss) from operations of
 discontinued telecommunications
  businesses                                 0.02          --           --       --
Gain from disposition of
  telecommunications businesses               --          0.05          --       0.05
Extraordinary item - Gain from
  extinquishment of debt                     0.02          --           --       --
                                         ---------   ---------    ---------   ---------
Net  income (loss)                     $      --    $     0.07   $    (0.01)  $    (0.04)
                                         =========   =========    =========   =========
Weighted average number of
  common shares outstanding,            13,810,977  12,243,826   16,525,089    11,272,699
  assuming  dilution                     ==========  ==========  ==========   ==========

See Notes to Consolidated Financial Statements

                  SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months
                                                          Ended June 30,
                                                      ------------------------
                                                        1998          1997
                                                      ---------    -----------
Net cash used in operating activities               $  (237,796)   $(1,475,539)
                                                      ---------    -----------
Cash flows from investing activities:
 Disposition of businesses, net of cash of
   businesses disposed of                                  --          368,343
   Expenditures for furniture and equipment              (2,820)       (23,751)
   Other                                                   --            2,474
                                                       ---------    -----------
Net cash used in investing activities                    (2,820)       347,066
                                                       ---------    -----------
Cash flows from financing activities:
 Proceeds from issuance of common stock                  40,000        229,500
 Proceeds from notes and debentures payable             288,500      1,261,366
 Payments on notes, debentures and capital
   leases                                               (80,500)      (170,425)
 Payments on borrowings under lines
   of credit                                               --          (75,000)
 Payments on common stock subject
   to rescission                                           --          (35,000)
 Other                                                     --           (8,995)
                                                        ---------    ----------
Net cash provided by financing activities               188,000      1,201,446
                                                        ---------    ----------
Net increase (decrease) in cash                         (52,616)        72,973
Cash and cash equivalents at
  beginning of the period                                65,556         61,039
                                                        ---------    ----------
Cash and cash equivalents at
  end of the period                                  $   12,490      $  134,012
                                                        =========    ==========

See Notes to Consolidated Financial Statements

                  SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


Supplemental Disclosure of Cash Flow Information and Non-cash Investing and Financing Activities:


                                                             Six Months
                                                           Ended June 30,
                                                     ------------------------
                                                       1998            1997
                                                     ---------      ---------
 Equipment capital lease
    obligations                                      $    --        $  73,184
 Issuance of common stock upon conversion
    of notes and debentures payable                    276,125        716,318
 Recovery of note receivable from
    sale of assets                                     305,345           --
 Redemption of debentures payable                      286,588           --
 Issuance of common stock in
  settlement of accrued and other
  liabilities                                          526,862           --
 Conversion of Class B preferred
  stock                                              1,562,496           --

Cash paid during the period for:
  Interest                                               7,277         76,217
  Income taxes                                            --             --


See Notes to Consolidated Financial Statements

                 SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1998


NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated balance sheet as of June 30, 1998, the unaudited consolidated statements of operations for the six months and three months ended June 30, 1998 and 1997 and the unaudited consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results for the full fiscal year.

Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Earnings per Share

Basic and diluted earnings per share for the six months ended June 30, 1998 and three months ended June 30, 1998 and 1997 are the same because the inclusion of incremental shares in the computation of diluted earnings per share from the assumed conversion of convertible notes, debentures and preferred stock and exercise of outstanding options and warrants and warrants to be issued in connection with conversion of convertible notes and debentures would have had the effect of reducing the per share loss from continuing operations for the respective periods. The number of potential common shares issuable as of June 30, 1998 upon conversion of convertible notes, debentures and preferred stock and exercise of outstanding options and warrants and warrants to be issued in connection with the conversion of convertible notes and debentures are summarized as follows(see Notes 3 and 4):

                                                           Number of
                                                             Shares
                                                           ---------
Convertible preferred stock                                   36,364
Convertible notes and debentures                           9,699,721
Outstanding common stock purchase warrants                 9,531,835
Outstanding options                                        1,417,500
Warrants issuable upon conversion of outstanding
 notes and debentures                                      2,807,175

Following is a reconciliation of basic and diluted earnings per share for income from continuing operations for the six months ended June 30, 1997.

                                                                    Per
                                             Income      Shares    Share
                                           ---------   ----------  ------
Basic earnings per share                  $  266,481   10,936,609  $ 0.02
                                                                   ======
Effect of dilutive securities:
 Options and warrants                           --        638,611
 Convertible preferred stock                    --        848,606
                                           ---------   ----------
Diluted earnings per share                $  266,481   12,243,826  $ 0.02
                                           =========   ==========  ======

NOTE 2  NOTE RECEIVABLE FROM THE SALE OF ASSETS

In March 1998, the Company, TNI, International Teledata Corporation ("ITD") and certain former employees of the Company (the "Employees") entered into an agreement (the "Agreement") which provided for the transfer of certain ITD assets to the Employees. The assets transferred pursuant to the Agreement were sold to ITD by TNI pursuant to the Purchase and Sale Agreement, dated as of January 31, 1997, between TNI and ITD. In connection with the transfer of assets pursuant to the Agreement, the Company canceled the $500,000 convertible debenture note issued by ITD (the "ITD Note") in conjunction with the Purchase and Sale Agreement in exchange for 496,902 shares of the Company's common stock beneficially owned by the Employees, the waiver by the Employees of accrued and unpaid compensation due to them by the Company and the cancellation of employment agreements between the Company and the Employees. Included in income (loss) from operations of discontinued telecommunications businesses for the six months ended June 30, 1998 is income of approximately $306,000 from the cancellation and partial recovery of the ITD note.

NOTE 3  REDEMPTION OF CONVERTIBLE DEBENTURE NOTES

Effective as of March 31, 1998, the Company redeemed its $450,000 of outstanding 10% convertible debenture notes in exchange for an aggregate of 893,278 shares of its common stock and 450,000 stock purchase warrants. The carrying amount of the debt extinguished exceeded the fair value of the common stock and warrants issued in exchange for the debt. The excess is classified as an extraordinary gain in the accompanying unaudited consolidated statement of operations for the six months ended June 30, 1998. Of the 450,000 stock purchase warrants issued in connection with the redemption, 225,000 are exercisable at $1.50 per share at any time over a period of two years and 225,000 are exercisable at $0.20 per share at any time over a period of five years.

NOTE 4  EMPLOYMENT AGREEMENTS

On June 30, 1998, the Company and its former Chief Executive Officer (the "Former CEO") entered into an agreement and mutual release (the "Release"). Pursuant to the Release, the Company agreed to issue 300,000 shares of its common stock and release the Former CEO from any and all claims, demands, contracts, and obligations of any kind whatsoever which the Company had, has or may have against the Former CEO in exchange for a release from the Former CEO of any and all claims, demands, contracts and obligations of any kind whatsoever which the Former CEO had, has or may have against the Company arising out of an employment agreement dated as of February 8, 1995 between the Company and the Former CEO (the "Employment Agreement"). As a result of the Release, the Company removed all liabilities previously accrued by the Company under the Employment Agreement from its consolidated balance sheet as of June 30, 1998 and recorded other income of approximately $380,000.

NOTE 5  STOCKHOLDERS' EQUITY

During the three months ended June 30, 1998, the Company recorded the issuance to Timboon, LTD ("Timboon") of 5,000,000 shares of the Company's common stock, at $0.001 par value, and increased additional paid-in-capital by $218,773 for the partial conversion by Timboon of the Company's 4% cumulative convertible debentures. The dollar amount of debentures held and to be converted by Timboon into shares of the Company's common stock from time-to-time is determined based on the proceeds received by Timboon from the sale, in open market or block transactions, of the shares of common stock issued to Timboon by the Company.

As of June 30, 1998, the Company has been informed by Timboon that it has sold approximately 1.6 million shares of the Company's common stock and has received proceeds of approximately $220,000; and, the Company estimates that Timboon holds approximately $980,000 of unconverted debentures and approximately 3.4 million shares of the Company's common stock into which the debentures are convertible. The Company expects that it will either (i) issue additional shares of its common stock to Timboon until such time as the debentures held by Timboon are fully converted or (ii) liquidate the remaining debentures held by Timboon by the payment of cash. The Company is not able to determine (i) the number of additional shares, if any, that it may issue in the future in order for Timboon to fully convert the debentures or (ii) if it will have sufficient cash to satisfy any remaining debentures, after the sale by Timboon of shares issued to date, or which may be issued in the future, in conversion of the debentures.

In addition to the shares of common stock issued to Timboon during the six months ended June 30, 1998, the Company issued
358,333 shares for $40,000 in cash and 6,951,712 shares for the purpose and amounts set forth in the following table.


 Number
of Shares        Purpose of Issuance                          Amount
---------        ---------------------------------------    -----------
  701,783        Conversion of Class B Preferred Stock      $ 1,562,496
4,458,621        Exercise of stock options granted to
                 employees and consultants                      470,862
  893,278        Extinguishment of debt                         223,320
  200,000        CCI arbitration award                           56,000
  500,830        Conversion of debt                              52,342
  197,200        Consulting services                             22,788


In July 1998, the Company issued an aggregate of 7,742,929 shares of its common stock and 2,000,000 common stock purchase warrants in conversion of $1,195,000 of its 10% cumulative convertible debentures due on various dates through November 1997. Of the common stock purchase warrants issued in connection with the conversion of the 10% cumulative convertible debentures, 1,000,000 warrants are exercisable at $0.20 per share and 1,000,000 warrants are exercisable at $0.25 per share. All of these warrants are exercisable at any time over a period of two years from the date of issue.


NOTE 6  BUSINESS ACQUISITIONS

On July 28, 1998, a subsidiary of the Company, Affiliated Communications Intergrators, Inc. ("Affiliated"), agreed to purchase FiberOptic Network, Inc. ("FiberOptic"), a Florida company located in Winter Park, Florida. On the same date Affiliated changed its name to FiberOptic Holding, Inc.("Holding"). On August 5, 1998, Holding mailed a notice to the shareholders of FiberOptic that it was rescinding the acquisition agreement based on material misrepresentations and breach of representations and warranties in connection with the acquisition agreement.

Holding is pursuing a business strategy independant of the Company. The Company owns 850,000 shares of Holding out of 4,450,000 shares issued and outstanding. The Company intends to use up to 250,000 of its Holding shares to compensate consultants and to distribute the remaining 600,000 shares to its stockholders as a dividend in kind. A date for the dividend distribution has not been set.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, appearing elsewhere herein.

NET REVENUES

The Company had no revenues for the six months or three months ended June 30, 1998. Net revenues for the six months and three months ended June 30, 1997 were $1,125,724 and $341,620, respectively. The decrease in net revenues from period-to-period is due to the disposition of HMT coupled with the lack of revenues in 1998 from the operations of NSC. The net revenues of HMT and NSC in the first half of 1997 were $1,311,055 and $156,289, respectively.

As of June 30, 1998, the Company has not realized any significant income from its alliance agreement with HMG Health Care Auditing, Inc. ("HMG") or from HMG's services agreement (the "Agreement") with a "Big 3" U.S.automotive company. Under the terms of the alliance agreement between the Company and HMG, the Company and HMG are to share approximately $1,192,000 from the Agreement upon completion of the healthcare cost recovery phase, as provided for in the Agreement. The Company anticipates that it will recognize approximately $548,000 in income from the Agreement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $752,861 and $2,658,089, respectively, for the six months ended June 30, 1998 and 1997 and $481,626 and $891,973, respectively, for the three months ended June 30, 1998 and 1997. The principal reasons for the decreases in selling, general and administrative expenses for the respective periods were the effects of the disposition of HMT, cost reduction measures undertaken in 1997 due to continued operating losses and cash flow constraints and lower costs from redirection of the Company's business. The disposition of HMT had the effect of reducing selling, general and administrative expenses by approximately $1.1 million for the six months ended June 30, 1998 versus the same period last year; and, net cost reductions from continuing businesses totaled approximately $800,000.

IMPAIRMENT AND OTHER LOSSES

In the first half of 1997, the Company wrote off approximately
$625,700 of deferred compensation assets related to certain employment agreements.

DEPRECIATION AND AMORTIZATION

The decreases in depreciation and amortization from period-to-period are primarily due to the disposition of HMT in June 1997 and the removal in December 1997 of repossessed capital lease assets from the Company's consolidated balance sheet.

INTEREST EXPENSE

The decreases in interest expense from period-to-period are principally due to the effects of lower aggregate amounts of notes and debentures outstanding during the periods, the removal in December 1997 of capital lease liabilities, related to repossessed leased assets, from the Company's consolidated balance sheet and the elimination of interest expense on the Company's 4% cumulative convertible debentures due October 1, 1998, as a result of the Settlement

Agreement entered into, effective as of March 2, 1998, between the Company and Timboon.

OTHER ITEMS

Results of operations for the six months ended June 30, 1998, include a gain, recorded as other income, of approximately $380,000 from the removal from the Company's consolidated balance sheet of liabilities previously accrued under an employment agreement (see Note 4).

Results of operations for the six months ended June 30, 1997, include a gain of $2,695,000 from the sale of a license agreement, a gain from the disposition of HMT in the amount of approximately $281,000 and financing fees of approximately
$112,000.

INCOME TAXES

As of June 30 and March 31, 1998 and 1997, the Company's deferred tax assets exceeded its deferred tax liabilities and were fully reserved at each of those dates. Income taxes that otherwise would have been applicable to income (loss) from continuing operations during the periods were fully offset by changes in the valuation reserve.

DISCONTINUED OPERATIONS

Income (loss) from operations of discontinued telecommunications businesses for the six months ended June 30, 1998 includes income of approximately $306,000, recognized in the first quarter of 1998, from the cancellation and partial recovery of the $500,000 note receivable from the sale of assets in exchange for the elimination of certain liabilities of the Company (see Note 2).

For the six months ended June 30, 1997, the Company recorded an after tax gain of approximately $610,000 from the disposition of certain assets of TNI and from the rescission of the ATI acquisition agreement. The pre-tax gain from the sale of the TNI assets was $25,000; and, the pre-tax gain from the disposition of ATI was approximately $614,400. The TNI assets were sold in January 1997 and ATI was disposed of in May 1997.

EXTRAORDINARY GAIN

The Company's operating results for the first six months of 1998 include an extraordinary gain of approximately $287,000 from the extinguishment of its $450,000 10% convertible debentures (see Note 3).

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1998, the Company received cash of $40,000 from the issuance of 358,333 shares of its common stock and $288,500 from the issuance of notes and debentures payable. For the corresponding 1997 period, the Company received cash of approximately $229,500 and $1.3 million from the issuance of common stock and notes and debentures payable, respectively. Payments on notes, debentures and capital leases during the respective periods were $80,500 and $170,425. In 1997, the Company also used approximately $75,000 and $35,000 in cash, respectively, to repay borrowings outstanding under lines of credit and for the repurchase of common stock subject to rescission and generated approximately $368,000 in cash from the disposition of businesses. Capital expenditures were $2,820 for the six months ended June 30, 1998 versus $23,751 in 1997.

The net proceeds from financing activities were used principally to fund operating losses. For the six months ended
June 30, 1998 and 1997, the Company
used cash of approximately $238,000 and $1.5 million, respectively, in operating activities.

Over the past several years, the Company has incurred substantial operating losses; and, at June 30, 1998, the Company has an excess of total liabilities over total assets of approximately $6.0 million and an excess of current liabilities over current assets of approximately $5.4 million. These factors, among others, have diminished the Company's ability to attract equity or debt capital, have required the Company to cease further development of its healthcare management software technology and redirect its business and have made it difficult for the Company to carry on normal operating activities. As of June 30, 1998, the Company does not have any used or unused lines of credit or any other committed and unused financing facilities. Consequently, it is uncertain whether or not the Company will have available sufficient cash resources to continue operations, in which case the Company would be required to seek other alternatives, including sale, merger or discontinuance of operations.

                       SYSTEMS COMMUNICATIONS, INC. AND
SUBSIDIARIES
                            PART II - OTHER INFORMATION



Item 1. Legal Proceedings

All material pending legal proceedings to which the Registrant and its subsidiaries are a party are described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and in the Registrant's Current Report on Form 8-K dated June 15, 1998. There have been no material changes in the status of such legal proceedings or any material new information concerning such proceedings as of the date hereof, except that on August 14, 1998, the Company issued 500,000 shares of its Class A Preferred Stock in contemplation of settlement of the February 3, 1998 arbitration award issued in favor of Coast Communications, Inc. and the scheduling of a hearing for September 8, 1998 in connection with the Involuntary Petition filed June 1, 1998 against the Company under Chapter 7 of the Bankruptcy Act. See Item 6(b) Reports on Form 8-K.

Item 2. Changes in Securities

During the six months ended June 30, 1998, the Company issued 5,000,000 shares of its common stock in partial conversion of its $1,200,000 4% cumulative convertible debentures and, in July 1998, the Company issued an aggregate of 7,742,929 shares of its common stock upon conversion of its $1,195,000 10% cumulative convertible debentures. The Company also issued approximately 7.3 million shares during the six months ended June 30, 1998 upon conversion of Class B Preferred Stock, exercise of stock options granted to employees and consultants and for other purposes (see Note 5 to the consolidated financial statements included in Part I).

Item 5. Other Information

On July 28, 1998, a subsidiary of the Company, Affiliated Communications Intergrators, Inc. ("Affiliated"), agreed to purchase FiberOptic Network, Inc. ("FiberOptic"), a Florida company located in Winter Park, Florida. On the same date Affiliated changed its name to FiberOptic Holding, Inc.("Holding"). On August 5, 1998, Holding mailed a notice to the shareholders of FiberOptic that it was rescinding the acquisition agreement based on material misrepresentations and breach of representations and warranties in connection with the acquisition agreement.

Holding is pursuing a business strategy independant of the Company. The Company owns 850,000 shares of Holding out of 4,450,000 shares issued and outstanding. The Company intends to use up to 250,000 of its Holding shares to compensate consultants and to distribute the remaining 600,000 shares to its stockholders as a dividend in kind. A date for the dividend distribution has not been set.

The notice to the shareholders of FiberOptic demanded the return of 3,100,000 shares, in the aggregate, issued in connection with the the acquisition for cancellation. The shares issued in connection with the acquisition and rescinded are not included in the 4,450,000 issued and outstanding shares of Holding.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

27.8  Financial Data Schedule ( Six Months Ended June 30, 1998).

      Filed herewith

(b)  Reports on Form 8-K:

The following report was filed on Form 8-K for the three months ended June 30, 1998, and prior to the filing date hereof:

1. On June 15, 1998, the Company filed a Form 8-K. The date of the earliest event reported was June 1, 1998. The event reported was the filing of an involuntary bankruptcy petition (the "Petition") against the Company in the United States Bankruptcy Court for the Middle District of Florida (Case No. 98-09299-8P7). The Company has denied all allegations as set forth in the Petition and has requested the Court to dismiss the Petition and assess damages including attorney fees, cost and punitive damages against the petitioning creditors for filing the Petition in bad faith. A hearing has been scheduled for September 8, 1998 in the United States Bankruptcy Court for the Middle District of Florida (see "Item 1 Legal Proceedings").

In the Report on Form 8-K filed on June 15,1998, the Company also revised the description of its business, previously included in its Annual Report on Form 10-K for the year ended
December 31, 1998, and disclosed a redirection in the Company's business.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMS COMMUNICATIONS, INC.                  Date:  August 17, 1998


By /s/ James T. Kowalczyk
  ----------------------------
  James T. Kowalczyk
  President, Principal Executive Officer
  and Director

By /s/ Edwin B. Salmon
  ----------------------------
  Edwin B. Salmon
  Principal Accounting Officer
  and Director