Form 10-Q
period 1998-09-30
SYSTEMS COMMUNICATIONS INC
filed 1998-11-13
CIK 949857

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-26668

SYSTEMS COMMUNICATIONS, INC.
------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

FLORIDA                                                 65-0036344
------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

4707 140th Avenue North, Suite 107, Clearwater, FL.       33762
------------------------------------------------------------------------------
(Address of principal executive offices)                (ZIP Code)


Registrant's telephone number, including area code      727-530-4800
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

        Yes __     No  x_

Number of shares outstanding of the issuer's Common Stock, par value $0.001 per share, as of September 30, 1998 - 36,862,159 shares.

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1998            1997
                                                   ---------      -----------
                                                  (UNAUDITED)
            ASSETS
Current assets:
 Cash and cash equivalents                       $      --        $    65,556
 Accounts receivable - trade                         147,868             --
 Accounts receivable from officers and employees        --             60,908
 Accounts receivable - other                          25,000             --
 Other current assets                                147,334          130,419
                                                   ---------       ----------
Total current assets                                 320,202          256,883
                                                   ---------       ----------
Furniture and equipment                              132,982          130,162
 Less accumulated depreciation                       (76,960)         (56,774)
                                                   ---------       ----------
 Net furniture and equipment                          56,022           73,388
Note receivable from the sale of assets, less
 allowance of $500,000 in 1997                          --               --
Deferred compensation                                   --             52,941
Other non-current assets                               4,982            4,982
                                                   ---------       ----------
Total assets                                     $   381,206      $   388,194
                                                   =========       ==========

See Notes to Consolidated Financial Statements

                SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)


                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1998           1997
                                                   -----------     -----------
                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Notes and debentures payable                     $ 1,380,328     $  3,361,700
 Accounts payable                                     579,108          535,516
 Accrued compensation and employee benefits           401,439        1,176,578
 Liabilities and accruals for claims, assessments
  and other losses                                  1,033,966        1,129,823
 Accrued expenses and other current liabilities       408,473          524,576
                                                   ----------       ----------
Total current liabilities                           3,803,314        6,728,193
Deferred liabilities under employment agreements        --             310,794
                                                   ----------       ----------
Total liabilities                                   3,803,314        7,038,987
                                                   ----------       ----------
Common stock subject to rescission                    674,124          674,124
                                                   ----------       ----------
Stockholders' deficit:
 Class A convertible preferred stock, stated value
  and liquidation preference $1.00 per share;
  authorized 5,000,000 shares; issued and
  outstanding - 500,000 shares in 1998                 55,000            --
 Class B convertible preferred stock, stated value
  and liquidation preference, $1.00 per share;
  authorized 10,000,000 shares; issued and
  outstanding, 100,000 shares in 1998 and
   2,953,125 shares in 1997                            54,764        1,617,260
 Common stock - $.001 par value; authorized
  50,000,000 shares; issued and outstanding,
  36,862,159 shares in 1998 and 12,083,646
  shares in 1997                                       36,862           12,084
Additional paid in capital                         21,506,788       16,866,883
Accumulated deficit                               (25,749,646)     (25,821,144)
                                                   ----------       ----------
Total stockholders' deficit                       ( 4,096,232)      (7,324,917)
                                                   ----------       ----------
Total liabilities and stockholders' deficit     $     381,206     $    388,194
                                                   ==========       ==========

See Notes to Consolidated Financial Statements

                     SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Nine Months Ended      Three Months Ended
                                            September 30,           September 30,
                                        ---------------------   ---------------------
                                           1998       1997        1998         1997
                                        ---------   ---------   ---------   ---------
Net revenues                          $   123,300 $ 1,467,344  $  123,300  $     --
                                        ---------   ---------   ---------   ---------
Costs and expenses:
 Cost of revenues                            --        90,849        --          --
 Selling, general and administrative
  expenses                                932,286   2,707,075     179,425      48,986
 Impairment and other losses               29,273     643,501      29,273      17,773
 Depreciation and amortization             19,889     490,873       9,533      48,477
                                        ---------   ---------   ---------   ---------
Total costs and expenses                  981,448   3,932,298     218,231     115,236
                                        ---------   ---------   ---------   ---------
Operating loss                           (858,148) (2,464,954)   ( 94,931)   (115,236)

Gain from divestiture of subsidiaries     100,000       --        100,000        --
Gain from sale of license agreement          --     2,695,214        --          --
Gain from rescission of business
 acquisitions                                --       281,421        --          --
Interest income                               892       4,070        --         1,026
Interest expense                         (172,206)   (336,746)    (35,351)    (88,217)
Other income (expense), net               408,725    (114,992)       --           (41)
                                        ---------   ---------   ---------   ---------
Income (loss) from continuing
 operations                              (520,737)     64,013    ( 30,282)   (202,468)
                                        ---------   ---------   ---------   ---------
Discontinued operations:
 Income (loss) from operations of
  discontinued telecommunications
  businesses (less income tax benefit
  of $29,000 for the nine months ended
  September 30, 1997)                     305,647     (56,893)       --        (9,512)
 Gain from disposition of
  telecommunications businesses
 (less income tax expense of
  $29,000 for the nine months ended
  September 30, 1997)                        --       610,392        --           --
                                        ---------   ---------   ---------   ---------
Income (loss) before extraordinary
 item                                    (215,090)    617,512    ( 30.282)   (211,980)

Extraordinary item - Gain from
 extinquishment of debt                   286,588        --          --         --
                                        ---------   ---------   ---------   ---------
Net income (loss)                     $    71,498  $ 617,512  $  ( 30,282) $ (211,980)
                                        =========   =========   =========   =========

See Notes to Consolidated Financial Statements

                     SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                          Nine Months Ended      Three Months Ended
                                            September 30,           September 30,
                                        ---------------------   ---------------------
                                           1998       1997         1998        1997
                                        ---------   ---------   ---------   ---------
Basic earnings per share:

Income (loss) from continuing
 operations                            $    (0.03) $     0.01  $      --   $    (0.02)
Income (loss) from operations of
 discontinued telecommunications
 businesses                                  0.02       (0.01)        --          --
Gain from disposition of
 telecommunications businesses                --         0.06         --          --
Extraordinary item - Gain from
 extinquishment of debt                      0.02         --          --          --
                                        ---------   ---------   ---------   ---------
Net income (loss)                     $      0.01  $     0.06  $      --   $    (0.02)
                                        =========   =========   =========   =========
Weighted average number of
 common shares outstanding             16,624,683  11,019,398  30,710,008  11,181,992
                                       ==========  ==========  ==========  ==========
Diluted earnings per share:

Income (loss) from continuing
 operations                           $     (0.03) $      --   $      --   $    (0.02)
Income (loss) from operations of
 discontinued telecommunications
 businesses                                  0.02         --          --          --
Gain from disposition of
 telecommunications businesses                --         0.03         --          --
Extraordinary item - Gain from
 extinquishment of debt                      0.02         --          --          --
                                        ---------   ---------   ---------   ---------
Net income (loss)                     $      0.01  $     0.03  $      --   $    (0.02)
                                        =========   =========   =========   =========
Weighted average number of
 common shares outstanding,            16,624,683  18,803,048  30,710,008  11,181,992
 assuming dilution                     ==========  ==========  ==========  ==========

See Notes to Consolidated Financial Statements

                  SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months
                                                        Ended September 30,
                                                      ----------------------
                                                        1998          1997
                                                      -------      ---------
Net cash used in operating activities              $ (315,836)  $(1,644,954)
                                                      -------      ---------
Cash flows from investing activities:
 Disposition of businesses, net of cash of
  businesses disposed of                                 --          368,343
 Expenditures for furniture and equipment              (2,820)       (23,753)
 Other                                                   --            2,475
                                                      -------      ---------
Net cash used in investing activities                  (2,820)       347,065
                                                      -------      ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock                40,000        229,500
 Proceeds from notes and debentures payable           293,600      1,390,626
 Payments on notes, debentures and capital
  leases                                              (80,500)      (263,541)
 Payments on borrowings under lines
  of credit                                              --          (75,000)
 Payments on common stock subject
  to rescission                                          --          (35,000)
 Other                                                   --           (8,995)
                                                      -------      ---------
Net cash provided by financing activities             253,100      1,237,590
                                                      -------      ---------
Net increase (decrease) in cash                       (65,556)       (60,299)
Cash and cash equivalents at
 beginning of the period                               65,556         61,039
                                                      -------      ---------
Cash and cash equivalents at
 end of the period                                  $    --       $      740
                                                      =======      =========

See Notes to Consolidated Financial Statements

                  SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)





Supplemental Disclosure of Cash Flow Information and Non-cash Investing and Financing Activities:

                                                            Nine Months
                                                        Ended September 30,
                                                     ------------------------
                                                        1998           1997
                                                     ---------      ---------
 Equipment capital lease
  obligations                                       $     --       $   73,184
 Issuance of common stock upon conversion
  of notes and debentures payable                    1,980,963        716,318
 Redemption of debentures payable                      595,523           --
 Issuance of common stock in
  settlement of accrued and other
  liabilities                                        1,128,530           --

Cash paid during the period for:
 Interest                                               69,528        102,742
 Income taxes                                             --             --

See Notes to Consolidated Financial Statements

                  SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998


NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated balance sheet as of September 30, 1998, the unaudited consolidated statements of operations for the nine months and three months ended September 30, 1998 and 1997 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results for the full fiscal year.

Certain amounts in the 1997 financial statements have been reclassified. Such amounts conform to the 1998 presentation.

Earnings per Share

Basic and diluted earnings per share for the nine months ended September 30, 1998 and three months ended September 30, 1998 and 1997 are the same because the inclusion of incremental shares in the computation of diluted earnings per share from the assumed conversion of convertible notes, debentures and preferred stock and exercise of outstanding options and warrants and warrants to be issued in connection with conversion of convertible notes and debentures would have had the effect of reducing the per share loss from continuing operations for the respective periods. The number of potential common shares issuable as of September 30, 1998 upon conversion of convertible notes, debentures and preferred stock and exercise of outstanding options and warrants and warrants to be issued in connection with the conversion of convertible notes and debentures are summarized as follows:

                                                           Number of
                                                             Shares
                                                           ---------
Convertible preferred stock                                  570,000
Convertible notes and debentures                           2,782,439
Outstanding common stock options and warrants              9,967,669
Warrants issuable upon conversion of outstanding
 notes and debentures                                      1,750,000

Following is a reconciliation of basic and diluted earnings per share for income from continuing operations for the nine months ended September 30, 1997.

                                                                       Per
                                             Income      Shares       Share
                                           ---------   ----------     -----
Basic earnings per share                  $   64,013   11,019,398    $ 0.01
                                                                      =====
Effect of dilutive securities:
 Options and warrants                           --        928,200
 Convertible preferred stock                    --      9,450,000
                                           ---------   ----------
Diluted earnings per share                $   64,013   18,803,048    $ 0.00
                                           =========   ==========     =====

NOTE 2  NOTE RECEIVABLE FROM THE SALE OF ASSETS

In March 1998, the Company, TNI, International Teledata Corporation ("ITD") and certain former employees of the Company (the "Employees") entered into an agreement (the "Agreement") which provided for the transfer of certain ITD assets to the Employees. The assets transferred pursuant to the Agreement were sold to ITD by TNI pursuant to the Purchase and Sale Agreement, dated as of January 31, 1997, between TNI and ITD. In connection with the transfer of assets pursuant to the Agreement, the Company canceled the $500,000 convertible debenture note issued by ITD (the "ITD Note") in conjunction with the Purchase and Sale Agreement in exchange for 496,902 shares of the Company's common stock beneficially owned by the Employees, the waiver by the Employees of accrued and unpaid compensation due to them by the Company and the cancellation of employment agreements between the Company and the Employees. Included in income (loss) from operations of discontinued telecommunications businesses for the nine months ended September 30, 1998 is income of approximately $306,000 from the cancellation and partial recovery of the ITD note.

NOTE 3  REDEMPTION OF CONVERTIBLE DEBENTURE NOTES

Effective as of March 31, 1998, the Company redeemed its $450,000 of outstanding 10% convertible debenture notes in exchange for an aggregate of 893,278 shares of its common stock and 450,000 stock purchase warrants. The carrying amount of the debt extinguished exceeded the fair value of the common stock and warrants issued in exchange for the debt. The excess is classified as an extraordinary gain in the accompanying unaudited consolidated statement of operations for the nine months ended September 30, 1998. Of the 450,000 stock purchase warrants issued in connection with the redemption, 225,000 are exercisable at $1.50 per share at any time over a period of two years and 225,000 are exercisable at $0.20 per share at any time over a period of five years.

NOTE 4  EMPLOYMENT AGREEMENTS

On June 30, 1998, the Company and its former Chief Executive Officer (the "Former CEO") entered into an agreement and mutual release (the "Release"). Pursuant to the Release, the Company agreed to issue 300,000 shares of its common stock and release the Former CEO from any and all claims, demands, contracts, and obligations of any kind whatsoever which the Company had, has or may have against the Former CEO in exchange for a release from the Former CEO of any and all claims, demands, contracts and obligations of any kind whatsoever which the Former CEO had, has or may have against the Company arising out of an employment agreement dated as of February 8, 1995 between the Company and the Former CEO (the "Employment Agreement"). As a result of the Release, the Company removed all liabilities previously accrued by the Company under the Employment Agreement from its consolidated balance sheet and recorded other income of approximately $380,000.

NOTE 5  STOCKHOLDERS' EQUITY

During the nine months ended September 30, 1998, the Company recorded the issuance to Timboon, LTD ("Timboon") of 5,000,000 shares of the Company's common stock, at $0.001 par value, and increased additional paid-in-capital by $394,472 for the partial conversion by Timboon of the Company's 4% cumulative convertible debentures. As of September 30, 1998, Timboon holds unconverted debentures totaling approximately $800,000.

In addition to the shares of common stock issued to Timboon during the nine months ended September 30, 1998, the Company issued 358,333 shares for $40,000 in cash and 16,049,216 shares for the purpose and amounts set forth in the following table.

 Number
of Shares        Purpose of Issuance                                 Amount
---------        ---------------------------------------           ---------
  701,783        Conversion of Class B Preferred Stock           $ 1,562,496
4,458,621        Exercise of stock options granted to
                 employees and consultants                           470,862
  893,278        Extinguishment of debt                              223,320
  200,000        CCI arbitration award                                56,000
9,298,334        Conversion of debt                                1,581,491
  197,200        Consulting services                                  22,788
  300,000        Settlement of employment agreement                  300,000

NOTE 6  BUSINESS ACQUISITIONS AND DIVESTITURES

In May 1998, the Company reactivated a dormant, wholly owned subsidiary, owned since January 1995, for the purpose of divesting ownership and control of the subsidiary in connection with the acquisition of one or more businesses in the telecommunications industry. A majority of ownership and control of the subsidiary was sold by the subsidiary to an outside group of managers and investors, in July 1998, and the Company received a payment of $100,000 from the subsidiary in consideration for certain undertakings by the Company. Pursuant to a Recapitalization Agreement in September 1998, the Company retained 625,000 shares of the subsidiary's common stock out of 1,000,000 shares originally owned. In October 1998, the subsidiary acquired a switchless reseller of long distance telephone services. The subsidiary company is now known as "Intelicom International, Inc. "Intelicom". The Company has partially fulfilled its undertakings to Intelicom by transferring 255,000 shares of Intelicom shares which it retained to certain persons, or their nominees, identified by the management of Intelicom, who rendered consulting services to Intelicom and by declaring a dividend to the Company's stockholders of record on October 30, 1998, payable in an aggregate of 300,000 shares of Intelecom owned by the Company. The Company was to retain 70,000 shares for investment and future sale. The designee of the Company's chairman received 25,000 shares of Intelicom owned by the Company in payment for services, which the chairman rendered to the subsidiary.

As a result of the divestiture of this subsidiary, the Company recorded a gain of $100,000 in the 1998 third quarter. The Company advanced $25,000 to Intelicom for working capital. This advance is to be repaid, as funds become available to Intelicom. The advance is classified as accounts receivable - other in the accompanying consolidated balance sheet.

On November 6, 1998, Intelicom's board of directors, consisting solely of Mr. Mark D. Cobb, approved a one share for ten shares reverse split, which reduced the Company's retained shares to 37,000 shares, and authorized the issue of a total of 234,000 shares to two investors of cash in Intelicom. On November 7, 1998, Mr. Cobb approved the issue of an aggregate of 750,000 shares to himself and two consultants. On November 9, 1998, upon learning of Mr. Cobb's actions as the sole director, the Company and other stockholders, believing they comprised a majority of Intelicom's issued and outstanding voting stock, sought to cancel Mr. Cobb's actions and to remove him as the director. Mr. Cobb maintains this attempted action was not effective.

At the date hereof, the Company has not determined whether it is appropriate to proceed with distribution of the dividend given the limited number of shares now available for that purpose. The Company has not determined whether or not Mr. Cobb's position is correct or whether the Company will take action against Mr. Cobb for breach of a director's fiduciary duty. The Company has been advised that the seller in Intelicom's single acquisition has given notice of financial breach and intends to recover ownership of the company sold to Intelicom.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, appearing elsewhere herein.

NET REVENUES

The Company had revenues of $123,300 for the nine months and three months ended September 30, 1998. The revenues recorded during these periods consisted of the Company's portion of healthcare claims recovered under service agreements. Net revenues recorded by the Company in the nine months ended September 30, 1997 were $1,467,344 and were comprised of $1,311,055 from its HMT subsidiary, which was disposed in June 1998, and $156,289 from its NSC subsidiary. No revenues were recorded in the 3rd quarter of 1997. The changes in revenues, excluding the effects of HMT, from period to period were the result of the timing and amounts of healthcare claims recovered under service agreements.

Under the terms of the alliance agreement between the Company and HMG, the Company and HMG are to share approximately $1,192,000 in revenue upon completion of the healthcare cost recovery phase of the service agreement (the "Agreement") between HMG and a "Big 3" auto maker, as provided for in the Agreement. The Company anticipates that it will recognize additional revenue, up-to approximately $548,000, from the Agreement beginning in either the fourth quarter of 1998 or first quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $932,286 and $2,707,075, respectively, for the nine months ended September 30, 1998 and 1997, and $179,425 and $48,986, respectively, for the three months ended September 30, 1998 and 1997. The decrease in selling, general and administrative expenses for the nine months ended September 30, 1998 versus 1997 was due to the disposition of HMT and cost reduction measures undertaken in 1997 as a result of continued operating losses. The selling, general and administrative expenses eliminated from the results of operations for the nine months ended September 30, 1998 versus 1997 as a result of the disposition of HMT totaled $1,129,379; and, cost reduction measures had the effect of reducing selling, general and administrative expenses by approximately $645,000. Cost reduction measures included consolidation of the Company's remaining operations, closure of the corporate offices of subsidiaries and reductions in staffing levels due to reduced business volume. The increase in selling, general and administrative expenses for the three months ended September 30, 1998 versus 1997 is principally due to higher legal fees associated with ongoing legal matters, higher costs from consulting and other professional services related to the Company's ongoing business and restructuring efforts and changes, from period-to-period, in the net effect of changes in deferred compensation assets and liabilities. The increase in costs related to the Company's ongoing business is the result of increased sales and marketing activities.

IMPAIRMENT AND OTHER LOSSES

For the nine months ended September 30, 1998, the Company reported impairment and other losses totaling approximately $29,273 compared to $643,501 for the same period last year. The Company wrote off, as impairment and other losses in 1997, approximately $625,700 of deferred compensation assets related to certain employment agreements. For the three months ended September 30, 1998, impairment and other losses were $29,273 as compared to $17,773 for the same period last year. Impairment and other losses for the three-month periods are principally the result of normal and recurring adjustments to the recorded amounts of assets and liabilities.

DEPRECIATION AND AMORTIZATION

The decreases in depreciation and amortization from period-to-period are primarily due to the disposition of HMT in June 1997 and the removal, in December 1997, of repossessed capital lease assets from the Company's consolidated balance sheet.

INTEREST EXPENSE

The decreases in interest expense from period-to-period are principally due to the effects of lower aggregate amounts of notes and debentures outstanding, the removal in December 1997 of capital lease liabilities related to repossessed leased assets from the Company's consolidated balance sheet and the elimination of interest expense on the Company's 4% cumulative convertible debentures due October 1, 1998, as a result of the Settlement Agreement entered into, effective as of March 2, 1998, between the Company and Timboon. During the nine months ended September 30, 1998, the Company converted approximately $2.2 million of debt into equity.

OTHER ITEMS

Results of operations for the nine months ended September 30, 1998 include a gain, recorded as other income, of approximately $380,000 from the removal from the Company's consolidated balance sheet of liabilities previously accrued under an employment agreement (see Note 4) and a gain of $100,000, which was recorded in the 1998 third quarter, from the divestiture of a subsidiary (see Note 6).

Results of operations for the nine months ended September 30, 1997, include a gain of approximately $2,695,000 from the sale of a license agreement, a gain from the disposition of HMT in the amount of approximately $281,000 and financing fees of approximately $112,000.

INCOME TAXES

As of September 30, 1998 and 1997, the Company's deferred tax assets exceeded its deferred tax liabilities and were fully reserved at each of those dates. Income taxes that otherwise would have been applicable to income (loss) from continuing operations during the periods were fully offset by changes in the valuation reserve.

DISCONTINUED OPERATIONS

Income (loss) from operations of discontinued telecommunications businesses for the nine months ended September 30, 1998 includes income of approximately $306,000, recognized in the first quarter of 1998, from the cancellation and partial recovery of the $500,000 note receivable from the sale of assets in exchange for the elimination of certain liabilities of the Company (see Note
2).

For the nine months ended September 30, 1997, the Company recorded an after tax gain of approximately $610,000 from the disposition of certain assets of TNI and from the rescission of the ATI acquisition agreement. The pre-tax gain from the sale of the TNI assets was $25,000; and, the pre-tax gain from the disposition of ATI was approximately $614,400. The TNI assets were sold in January 1997 and ATI was disposed of in May 1997.


EXTRAORDINARY GAIN

The Company's operating results for the nine months ended September 30, 1998 include an extraordinary gain of approximately $287,000 from the extinguishment of its $450,000 10% convertible debentures (see Note 3).

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1998, the Company received cash of $40,000 from the issuance of 358,333 shares of its common stock and $293,600 from the issuance of notes and debentures payable. For the corresponding 1997 period, the Company received cash of approximately $229,500 and $1.4 million from the issuance of common stock and notes and debentures payable, respectively. Payments on notes, debentures and capital leases during the respective periods were $80,500 and $263,541. In 1997, the Company also used approximately $75,000 and $35,000 in cash, respectively, to repay borrowings outstanding under lines of credit and for the repurchase of common stock subject to rescission and generated approximately $368,000 in cash from the disposition of businesses. Capital expenditures were $2,820 for the nine months ended September 30, 1998 versus $23,753 for the same period last year.

The net proceeds from financing activities were used principally to fund operating losses. For the nine months ended September 30, 1998 and 1997, the Company used cash of approximately $316,000 and $1.6 million, respectively, in operating activities.

Over the past several years, the Company has incurred substantial operating losses; and, at September 30, 1998, the Company has an excess of total liabilities over total assets of approximately $3.5 million and an excess of current liabilities over current assets of approximately $3.6 million. These factors, among others, have diminished the Company's ability to attract equity or debt capital, have required the Company to cease further development of its healthcare management software technology and redirect its business and have made it difficult for the Company to carry on normal operating activities. As of September 30, 1998, the Company does not have any used or unused lines of credit or any other committed and unused financing facilities. Consequently, it is uncertain whether or not the Company will have available sufficient cash resources to continue operations, in which case the Company would be required to seek other alternatives, including sale, merger or discontinuance of operations.

                       SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                            PART II - OTHER INFORMATION


Item 2. Changes in Securities

During the nine months ended September 30, 1998, the Company issued 5,000,000 shares of its common stock in partial conversion of its $1,200,000 4% cumulative convertible debentures and an aggregate of 7,742,929 shares of its common stock upon conversion of its $1,195,000 10% cumulative convertible debentures. The Company also issued approximately 12.0 million shares upon conversion of Class B Preferred Stock, upon exercise of stock options granted to employees and consultants and for other purposes (see Note 5 to the consolidated financial statements included in Part I).


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits (filed herewith):

10.44 Form of Recapitalization Agreement

27.9  Financial Data Schedule ( Nine Months Ended September 30, 1998).

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMS COMMUNICATIONS, INC.                  Date:  November 13, 1998


By /s/ James T. Kowalczyk
  ----------------------------
  James T. Kowalczyk
  President, Principal Executive Officer
  and Director

By /s/ Edwin B. Salmon
  ----------------------------
  Edwin B. Salmon
  Principal Accounting and Financial Officer
  and Director