Form 10-K/A
period 1997-12-31
HITSGALORE COM INC
filed 1999-05-26
CIK 949857

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-K/A

  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1997

                                   OR

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
  For the transition period from ______________ to _______________

                       Commission File Number 000-26668

                            HITSGALORE.COM, INC.
------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

        FLORIDA                                65-0036344
------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification No.)

10134 6th STREET, SUITE J., RANCHO CUCAMONGA, CA               91730
------------------------------------------------------------------------------
(Address of principal executive offices)                     (ZIP Code)

Registrant's telephone number, including area code         (417) 335-2297

                        SYSTEMS COMMUNICATIONS, INC.
------------------------------------------------------------------------------
(Former Name)

4707 140th AVENUE NORTH, CLEARWATER, FL                     (727) 530-4800
------------------------------------------------------------------------------
(Former address and telephone number)

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

Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X



(Continued on next page)

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 1998, (based on the average of the high and low bid prices of such stock on the over-the-counter securities market) was $3,023,000.

The number of shares of the registrant's common stock, $.001 par value, outstanding as of March 31, 1998 was 14,174,052.













[REMAINDER OF PAGE LEFT BLANK]

ITEM 1. BUSINESS.

Hitsgalore.com, Inc. (the "Company"), formerly Systems Communications, Inc., is a Florida corporation. The Company was incorporated as Florida One Capital Corporation in 1987 and made an initial public offering of its common stock in 1988 as a "blank check" company for the purpose of acquiring other companies. The Company underwent several corporate name changes from its inception until 1991 when it changed its name to Systems Communications, Inc. During 1990 and 1991, the Company acquired companies engaged in merchandising optical products and developing residential properties. These acquisitions were rescinded and Company was inactive from 1991 until August 1994. Beginning in August 1994, the Company acquired a number of companies engaged in various telecommunications businesses and businesses engaged in the healthcare cost containment industry. On March 19, 1999, the Company and Hitsgalore.com, a Nevada corporation, completed a reorganization and merger agreement (the "Merger and Reorganization Agreement"). Pursuant to the Merger and Reorganization Agreement, (a) the Company transferred its existing business, properties and assets to International Healthcare Solutions, Inc. ("IHSI"), a newly formed wholly owned subsidiary, and caused IHSI to assume the obligations, debts and liabilities of the Company and, then, (b) Hitsgalore.com was merged into the Company and the Company changed its name to Hitsgalore.com, Inc. The Company also transferred the outstanding shares of common stock of IHSI into a constructive trust for the benefit of and distribution to the Company's stockholders.

All of the disclosures contained herein are for periods prior to the completion of the Reorganization and Merger Agreement.








[REMAINDER OF PAGE LEFT BLANK]

The following table sets forth the name of each acquired company, beginning in 1994, the year of its acquisition by the Company, the general nature of its business and, if applicable, year of its disposition by the Company.

                              Year                               Year of
Name                        Acquired         Business        Disposition (5)
----                       ---------    ------------------   ---------------
Ameristar                  1994         Pay-per-view           1997 (1)
Telecommunications, Inc.                television
("ATI")                                 services and products

Coast Communications,      1994         Installation of        1996 (1)
Inc.("CCI" or                           pay-per-view
"Coast")                                television equipment

LCI Communications,        1995         Switch-less reseller   1997 (2)
Inc. ("LCI")                            of long-distance
                                        telephone services

Comstar Network            1995         Switch-less reseller   1997 (2)
Services, Inc.                          of long-distance
("Comstar")                             telephone services

Affiliated Communications  1995         Switch-less reseller   1997 (4)
Integrators Corp.                       of long-distance
                                        telephone services

Telcom Network,            1995         Switch-less reseller   1997 (3)
Inc. ("TNI")                            of long-distance
                                            telephone services

National Solutions         1995         Healthcare cost        N\A
Corporation ("NSC")                     containment services
                                        and products

Health Management          1996         Developer of medical   1997 (1)
Technologies, Inc.                      management computer
("HMT")                                 software
____________

(1)  Transaction rescinded or business abandoned.

(2) Business and assets transferred to TNI. The Company is now a dormant wholly owned subsidiary.

(3) Business sold. The Company is now a dormant wholly owned subsidiary.

(4) This Company was inactive at the date of its acquisition and is a dormant wholly owned subsidiary of the Company.

(5) For a description of the effect of the rescissions and sales identified in this table, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto appearing elsewhere herein.
____________

The principal executive offices of the Company are located at Suite 107, 4707 140th Avenue North, Clearwater, Florida 33762 and the telephone number at that office is (727) 530-4800.

Business Development and Suspended Operations-

With the acquisition of NSC in 1995, the Company entered the healthcare cost containment field. The Company pursued development for commercial use of healthcare management information systems technology designed to manage healthcare benefit costs. The Company licensed the systems technology ("Champus Software") and statistical databases under a Cooperative Research and Development Agreement ("CRDA") with the U.S. Army. The Champus Software and statistical data bases are part of the Civilian Health and Medical Program for the Uniformed Services ("Champus") program developed by the U.S. Armed Services. The CRDA expired in June 1998 and the Company's license agreement to use the Champus systems and databases became non-exclusive. As discussed below, the Company suspended further development of its systems technology in June 1997 and has not determined if it will initiate any further development efforts or if the existing license will be of any future benefit to the Company. Accordingly, the Company wrote off its investment in the acquired software and technology as a December 31, 1996.

The Company initially enhanced the Champus Software, which it has copyrighted under the name "Continuum", to improve the management and administration of healthcare benefits by intelligent application of data analysis with strategies to identify misapplied expenditures and overpayments. The proprietary enhancements included in Continuum significantly expanded its capabilities as a healthcare claims case management, treatment analysis and data mining tool for use by commercial users in controlling their healthcare costs. The Company planned to operate a data center using Continuum and sell the benefits of the Continuum operating system to the U.S. automotive industry, other large, self-insured companies, healthcare insurers, PPO's, HMO's, healthcare benefit plan administrators and large pharmaceutical companies who the Company believes have a need to analyze the outcomes of medical treatment regimes and drug therapies. The Company suspended further development of Continuum in June 1997, prior to completion of a fully working and marketable management information operating system.

In 1993 and 1995, respectively, NSC entered into service agreements with Chrysler Corporation and Ford Motor Company to audit healthcare claims which had been previously paid. Both companies have self-insured health programs for its employees administered by third party administrators. The purpose of the audits was to recover payments of claims which were not covered under their self-insured health benefit programs. In 1993, the Company entered into a subcontract agreement with Health Management Services ("HMS"), a healthcare claims management company located in New York, NY, under which HMS used its own analytical software to audit these healthcare claims. The Company received ten to thirty percent of recovered payments and generally shared half of its receipts from recovered claims with HMS. Due to a dispute between the Company and HMS, the subcontract with HMS was terminated in May 1997; and, due to performance issues between Chrysler Corporation and HMS, the Company's 1993 service agreement with Chrysler Corporation was terminated in September 1997. The Company's 1995 service agreement with Ford Motor Company expired by its terms in March 1997.

Continuing Operations-

In September 1997, the Company entered into an alliance agreement with HMG Health Care Claims Auditing, Inc. located in Pittsburg, PA ("HMG") to replace HMS as the Company's subcontractor for healthcare cost containment contracts the Company might obtain in the future. The Company believes HMG's proprietary computer software programs provide a greater range of healthcare cost containment features and services than those offered by HMS. These features and services include, among others, electronic review and reporting of health care claims paid and on an ongoing basis to identify duplicate, erroneous or medically inconsistent charges, payments for ineligible patients and other responsible party liabilities from other group benefit programs, workers' compensation coverage, motor vehicle or third party liability coverage, payments for non-covered services, misapplied deductibles and co-payments and provider agreement compliance.

The Company was able to negotiate a service agreement with Chrysler Corporation beginning January 1998 to perform pharmaceutical retrospective analysis and recovery services. As a result of the Company's uncertain financial condition, however, Chrysler Corporation and HMG entered into the agreement directly. Pursuant to the services agreement between HMG and Chrysler Corporation and the alliance agreement between the Company and HMG, the Company and HMG are to receive a monthly fee of $4,000 and $12,000, respectively, from Chrysler Corporation and will share on a 50%-50% basis twenty percent (20%) of the claim recoveries, up to a maximum of $5,000,000 in claim recoveries, under the services agreement between HMG and Chrysler Corporation. HMG began performance under the services agreement with Chrysler Corporation in May 1998.

Following suspension of development of Continuum, the Company redirected its business to focus on the development of a network of healthcare cost containment companies, providers of healthcare products and services and third-party healthcare plan administrators, beginning with HMG, with an objective of obtaining the right to market a wide array of non-competing healthcare cost containment services and products to large, self-insured companies on a fee or revenue sharing basis. Subsequent to December 31, 1997, the Company also entered into an alliance agreement with Haddon National Companies, Inc. located in Maple Shade, NJ ("HNCI") and was negotiating an agreement with a major pharmaceutical manufacturer. The alliance agreement with HNCI gives the Company the ability to sell and market HNCI's claims administration and processing services, medical and surgical cost containment services and Medicare A and B validation services to large self-insured corporations, third party administrators, commercial health insures and other managed healthcare companies. The agreement under negotiation with a major pharmaceutical manufacturer, if consummated, would allow the Company to sell and market the healthcare cost containment products of its other alliance partners to the customers of the pharmaceutical manufacturer.

Market and Marketing-

The market for the products and services offered and expected to be offered by the Company include large corporations that self-insure and rely on third-party administrators to manage their healthcare benefit programs, the third-party administrators themselves, HMO's, PPO's and healthcare insurers. Healthcare programs administered by state and municipal governments also represent potential customers for the products and services the Company expects to market. The Company believes that interest in healthcare cost containment, including recovering payments of healthcare claims which should not have been made and prepayment screening of claims, will become increasingly more important to large corporations, third-party administrators, HMO's, PPO's and healthcare insurers.

Competition-

The Company is not aware of any other organizations that market the services of multiple providers of healthcare cost containment and case management products and services. The Company believes its primary competition is the providers of such services with whom the Company does not have a marketing agreement or affiliation. The Company believes that this field is fragmented, with many companies providing healthcare claims auditing and prepayment claims screening services.

Licenses and Copyrights-

The Company has a non-exclusive license to use the Champus Software and databases to perform evaluation, analysis and recovery of benefit payments involving the healthcare benefit programs of the U.S. automotive industry and their down-line vendors, including indemnity claims, coordinated benefits and workers compensation claims, and to perform in-depth studies of the U.S. automobile industry's healthcare benefit programs ("field of use"). The Company also has the ability, with prior approval of the U.S. Army, to use the Champus Software and databases to analyze the healthcare benefits of companies outside of the U.S. automotive industry. As mentioned above, the Company has not determined if this license has any future benefit to the Company in light of its decision to suspend development and commercialization of the Champus software technology.

NSC is not required to turn over to the U.S. Army the enhancements which it has made to the CHAMPUS Software in the development of Continuum and is entitled to patent any inventions made and copyright any works created under the CRDA.

Facilities and Employees-

The Company does not own any facilities. All office space, consisting of a corporate office with approximately 1,450 sq. ft., is leased. The monthly rental is approximately $1,600. The Company believes the leased facilities are adequate for its current needs and that additional suitable space will be available as needed. The Company has three executive employees and one administrative assistant. The Company makes extensive use of independent contractors for accounting, administration and sales and marketing and currently has approximately 10 persons under contract providing such services. The Company also has commission-based marketing representatives who serve over 20 major metropolitan areas.

Segment Information-

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

Following is a summary of segment information for each of the three years in the period ended December 31, 1997:

                                1997          1996          1995
                            -----------   ------------   ----------
Healthcare:
 Net revenues               $ 1,498,353   $  2,832,123   $   91,106
 Operating loss(1)           (1,502,336)   (17,104,177)    (363,857)

Telecommunications:
 Net revenues                   405,617      2,177,858    2,893,778
 Operating loss(2)              (91,768)    (2,232,649)  (4,036,371)


(1) Includes impairment and other losses of $1,898,953 in 1997 and $14,233,953 in 1996. See Note 5 to the consolidated financial statements.

(2) Includes impairment and other losses of $494,901 and $2,758,779 in 1996 and 1995, respectively. See Note 5 to the consolidated financial statements.

ITEM 2.  PROPERTIES.

The Company and its subsidiaries do not own any properties. All office space is leased and the Company believes the leased facilities are adequate for its current needs and that additional suitable space will be available as required.

The following table sets forth information with respect to the office space leased by the Company and its subsidiaries as of December 31, 1997.

                                   Square            Annual          Lease
Entity        Location             Footage           Rental     Expiration Date
-----------   -------------------  -------          --------    ---------------
The Company  4707 140th Avenue N.
             Suite 107
             Clearwater, Florida    1,450           $19,478        05-31-98

NSC          4241 Piedras
             San Antonio, TX (1)    4,429            47,832        11-30-00

(1) As of December 31, 1997, the Company is in default of the lease agreement due to non-payment. The total amount of past due lease payments is approximately $40,000.









[REMAINDER OF PAGE LEFT BLANK]

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










[REMAINDER OF PAGE LEFT BLANK]

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected financial data of the Company for each of the five years in the period ending December 31, 1997. The selected financial data for the years ended December 31, 1997 and 1996 has been restated to (i) reflect the operations, assets and liabilities of CCI, and related acquisition indebtedness, in the consolidated financial statements and
(ii) to value the shares of common stock returned to the Company's in connection with rescinded business acquisitions at their fair market value on the dates of the respective rescission transactions (see note 20 to the consolidated financial statements). This table should be reviewed in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein.

INCOME STATEMENT DATA:

                                          Year Ended December 31,
                         ---------------------------------------------------------
                            1997        1996          1995        1994      1993
                         ---------    ----------    ---------    -------   -------
Net revenues            $1,498,533  $  2,832,123   $   91,106   $   --   $    --
Loss from
 continuing operations
 before income
 taxes(1)(2)            (3,644,074)  (20,488,639)  (2,004,228)   (78,233)     --
Loss from continuing
 Operations             (3,038,574)  (18,048,489)  (1,989,104)   (78,233)     --
Income(loss) from
 operations of
 discontinued
 telecommunications
 businesses (1)            391,752    (1,508,179)  (3,818,921)   (50,769)  338,909
Gain from disposition
 of discontinued
 telecommunication
 businesses                596,648         --           --         --         --
                         ---------    ----------    ---------    -------   -------
Net income (loss)      $(2,050,174) $(19,556,668) $(5,808,025) $(129,002) $338,909
                         =========    ==========    =========    =======   =======
Basic and diluted
 earnings per share:
 Loss from continuing
  operations           $      (.28) $      (2.16) $     (0.58) $   (0.06) $   --
 Income(loss) from
  operations of
  discontinued
  telecommunications
  businesses                   .04         (0.18)       (1.23)     (0.04)     0.41
Gain from
 disposition of
 telecommunication
 discontinued businesses       .05           --           --       --          --
                         ---------    ----------     --------    -------   -------
Net income (loss)      $      (.19) $      (2.34) $     (1.81) $   (0.10) $   0.41
                         =========    ==========    =========    =======   =======
Weighted average number
 of common shares
 outstanding            10,802,103     8,349,459    3,201,991  1,306,493   825,765
                        ==========   ===========    =========  =========   =======


BALANCE SHEET DATA (3):
                                               December 31,
                         -------------------------------------------------------
                           1997         1996        1995        1994       1993
                         ---------   ----------  ----------   --------   -------
Current assets          $  256,883  $ 1,403,881 $ 4,156,868  $ 442,069  $492,216
Current liabilities      7,028,193    8,208,138   5,417,864    652,107    13,335
Total assets               388,194    5,847,300  21,545,654    780,222   578,549
Long-term liabilities(4)   310,794    1,207,488   4,597,671     77,750   553,750
Common stock subject
 to rescission(5)          674,124      709,124     789,624       --        --
Common stock to be
 issued(6)                    --      2,000,000   2,000,000       --        --
Stockholders' equity
 (deficiency in assets) (7,624,917)  (6,277,450)  8,740,495     50,365    11,464


(1) Includes impairment and other losses of $1,898,953 and $14,233,953 in 1997 and 1996, respectively, applicable to continuing operations and $494,901 and $2,758,779 in 1996 and 1995, respectively, applicable to operations of discontinued telecommunications businesses. See Note 5 to the consolidated financial statements appearing elsewhere herein.

(2) Includes a loss of $1,595,412 from the disposition of HMT in 1997. This loss was principally due to a decrease in the Company's stock price from the date of the acquisition to the date of the rescission transaction.

(3) Includes the assets and liabilities of discontinued telecommunications businesses. See Note 4 to the consolidated financial statements appearing elsewhere herein.

(4) Includes long-term portion of notes and debentures payable; obligations under capital leases, deferred compensation and other long-term liabilities.

(5) See Note 14 to the consolidated financial statements appearing elsewhere herein for a description of common stock subject to rescission.

(6) Consists of shares issuable in connection with business acquisitions. See
Note 4 to the consolidated financial statements appearing elsewhere herein.

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


                                                  Year Ended December 31,
                                           -------------------------------------
                                               1997         1996          1995
                                           -----------   ----------    ---------
Operations of continuing businesses:
 Net revenues                              $ 1,498,533  $ 2,832,123   $   91,106
 Cost of revenues                              109,563      827,063         --
 Selling and administrative
  expenses                                   3,027,384    6,322,627    1,887,275
 Impairment and other losses                 1,898,953   14,233,953         --
 Depreciation and amortization                 497,377    1,459,436      148,192
 Loss from disposition of subsidiary	   1,595,412	   --		    --
 Gain from sale of license agreement         2,695,214         --           --
 Interest income                                 4,070        8,183        3,777
 Interest expense                              587,884      381,975       63,644
 Other income (expense), net                  (125,318)    (103,891)        --
 Loss from continuing operations before
  income taxes                              (3,644,074) (20,488,639)  (2,004,228)
Operations of discontinued
 telecommunications businesses:
  Net revenues                                 405,617    2,177,858    2,893,778
  Cost of revenues                                --      1,320,256    2,014,460
  Selling and administrative expenses          449,925    2,304,059    1,845,775
  Impairment and other losses                     --        494,901    2,758,779
  Depreciation and amortization                 47,460      291,291      311,135
  Interest income                                 --            971          627
  Interest expense                              32,393       38,713       20,466
  Other income (expense), net                  755,913          832        4,288
  Income (loss) from operations of
   discontinued businesses
   before income taxes                         631,752   (2,271,223)  (4,060,498)


The operating results of acquired businesses are well below those which were anticipated at the time of the respective acquisitions. As more fully discussed below, the business of TNI was severely damaged by the actions of GE Capital Communications Services, Inc.("GECCS") and New Enterprises Wholesale Services, Limited Partnership ("News"); and, the revenues and results of operations of the Company's healthcare businesses are less than anticipated at the time of their respective acquisitions, principally due to higher levels of spending on software and systems development and on sales and marketing than originally anticipated (and limitations on the part of the Company to continue to fund those collective efforts). These factors, combined, have strained the financial resources of the Company and required the Company to undertake restructuring measures, which included, among other things, the sale of the operating assets of TNI in January 1997 and the rescission of the ATI and HMT acquisition agreements in May and June 1997, respectively. For further discussion of the impact of these events and uncertainties on future operations and the Company's financial condition, see "Liquidity and Capital Resources"

OPERATIONS OF BUSINESS ACQUIRED AND DISPOSED OF

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

NET REVENUES

Net revenues for each of the three years in the period ending December 31, 1997 are summarized as follows:

                                            1997         1996         1995
                                         ----------   ----------   ----------
  Net revenues from operations of
   continuing businesses                $ 1,498,533  $ 2,832,123  $    91,106
  Net revenues from discontinued
   telecommunications businesses            405,617    2,177,858    2,893,778
                                         ----------   ----------   ----------
                                        $ 1,904,150  $ 5,009,981  $ 2,984,884
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

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses applicable to operations of continuing businesses decreased from $6,322,627 in 1996 to $3,027,384 in 1997. This decrease principally reflects cost reduction measures undertaken as a result of continued operating losses and the effect from period to period of the disposition of HMT (see "Operations of Businesses Acquired and Disposed Of"). The disposition of HMT had the effect of reducing selling and administrative expenses by approximately $ 443,000 in 1997 versus 1996. Significant cost reduction measures included the retirement of NSC management in January 1997 and the elimination of all related salaries, wages, benefits, travel and other administrative expenses of NSC, closure of NSC's corporate offices, consolidation of the Company's remaining operations, reductions in corporate staff and termination of certain consulting agreements. As a result of these cost reduction measures, the selling and administrative expenses of NSC declined by approximately $1.4 million and corporate expenses declined by approximately $900,000.

Selling and administration expenses applicable to operations of continuing businesses increased by $4,093,749 in 1996 over 1995. This increase reflected the operations of businesses acquired and higher corporate expenses. Corporate expenses increased primarily due to costs associated with the registration of the Company's securities under the Securities Exchange Act of 1934, costs related to a failed attempt by the Company to file a registration statement under the Securities Act of 1933 and costs associated with the development, sale and marketing of NSC's healthcare management information products. Offsetting this increase was a reduction in stock compensation expense and the effect of stock purchase warrants.

Selling and administrative expenses applicable to operations of continuing businesses increased by $2,150,645 in 1995 over 1994. This increase included the selling and administrative expenses of acquired businesses and higher corporate expenses for personnel, office space and information systems for expanded operations, legal, professional and consulting costs incurred in connection with the Company's acquisition activities and $793,373 from the issuance of stock and common stock purchase warrants for services rendered and in consideration for extension of related party indebtedness.

Selling and administrative expenses applicable to discontinued telecommunications businesses were $449,925 in 1997, $2,304,059 in 1996, $1,845,775 in 1995 and $649,036 in 1994. The decrease in 1997 as compared to 1996 was due to the discontinuance of TNI's operations and the rescission of the ATI acquisition agreement and the increases in 1996 over 1995 and in 1995 over 1994 are due to the acquisition of TNI. See "Operations of Businesses Acquired and Disposed Of".

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

Impairment losses applicable to discontinued telecommunications businesses recognized in 1996 consist of the write-off the Company's remaining investments in Comstar and CCI due to the Company's decision to dispose or otherwise discontinue the operations of its telecommunications businesses.

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

OTHER ITEMS

In 1997, the Company recognized a loss from the disposition of HMT of $1,595,412 and a gain of approximately $2,695,000 from the sale of a license agreement to the founding management of NSC (see Note 4 to the consolidated financial statements). The Company also incurred $120,000 of financing fees in connection with the issuance of its 4% convertible debentures. The loss from the disposition of HMT was principally due to a decrease in the Company's stock price from the date of its acquisition to the date of the rescission transaction.

INCOME TAXES

Income tax benefits applicable to continuing operations were 16.6%, 11.9% and 0.75% of pre-tax loss from continuing operations in 1997, 1996 and 1995, respectively. The principal reasons for the differences between the effective income tax rates during the periods and the Federal statutory rate of 34% were the changes during each year in the net deferred income tax valuation allowance, the tax effects from the rescission of business acquisitions and impairment losses recognized in 1996. No provisions for taxes currently payable were made in 1997, 1996 or 1995. As of December 31, 1997, the Company's deferred income tax assets exceeded its deferred tax liabilities by $4,509,700, for which the Company has provided a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Over the past three fiscal years, the principal sources of liquidity have been derived from financing activities. In fiscal 1997, 1996 and 1995, the Company received cash of approximately $232,000, $2.2 million and $4.1 million, respectively, from the issuance of 205,556 shares, 413,668 shares and 1,477,874 shares, respectively, of its common stock in reliance upon exemptions under Regulation D of the Securities Act of 1933 and approximately $1.6 million, $2.4 million and $475,000, respectively, from the issuance of notes and debentures payable. In 1997, the Company also received cash of approximately $371,000 from the disposition of businesses, net of cash of businesses disposed of. Payments on notes, debentures and capital leases during the respective periods were approximately $687,000, $638,000 and $263,000. In 1997, the Company also used approximately $75,000 and $35,000 in cash, respectively, to repay borrowings outstanding under lines of credit and for the repurchase of common stock subject to rescission; and, in 1995 used cash of approximately $1.4 million to acquire NSC. Capital expenditures ranged from a low of approximately $7,700 in 1997 to a high of approximately $553,000 in 1996.
The Company has incurred substantial operating losses; and, at December 31, 1997, the Company has an excess of total liabilities over total assets of approximately $7.6 million and an excess of current liabilities over current assets of approximately $6.8 million. These factors, among others, have diminished the Company's ability to attract equity or debt capital, have required the Company to cease further development of its healthcare management software technology and redirect its business and have made it increasingly difficult for the Company to carry on normal operating activities. As of December 31, 1997, the Company does not have any used or unused lines of credit or any other committed and unused financing facilities. Consequently, it is uncertain whether or not the Company will have available sufficient cash resources to continue operations, in which case the Company would be required to seek other alternatives, including sale, merger or discontinuance of operations.
The proceeds from financing activities were used principally to fund operating losses. In fiscal 1997, 1996 and 1995, the Company used cash of approximately $1.4 million, $4.2 million and $1.8 million, respectively, in operating activities. See the consolidated statements of cash flows.

Significant debt financing transactions during 1997, 1996 and 1995 were the issuance in February 1997 of $1,120,000 4% convertible debentures due October 1, 1998 to Timboon, LTD ("Timboon", a non U.S. person) in reliance upon exemptions under Regulation S of the Securities Act of 1933 and the issuance in 1996 of (i) a series of 10% cumulative convertible debentures, due on various dates through November 1997, issued in reliance upon exemptions under Regulation D of the Securities Act of 1933 and (ii) $500,000 10% cumulative convertible debentures, due in November 1997, issued to RANA Investment Company ("RANA") and an affiliate of RANA (non U.S. persons) in reliance upon exemptions under Regulation S of the Securities Act of 1993. During 1997, 1996 and 1995, the Company also received proceeds of $286,743, $562,735 and $475,349 from the issuance of notes and debentures payable to officers, directors and shareholders of the Company.

The Company realized $1 million in net proceeds after financing costs of $120,000 from the sale of its $1,200,000 4% convertible debentures to Timboon. These debentures were convertible at the election of the holder into the Company's common stock beginning forty-five days after issuance until maturity on October 1, 1997. The number of shares issuable in conversion to common stock was determinable as a percentage of the average bid for the Company's common stock on the OTC Bulletin Board during one of two five day periods, whichever computation resulted in the issuance of a greater number of shares to the holder. The Company converted $120,000 principal amount of these debentures into 256,361 shares of common stock through December 31, 1997. Based on a belief that short sales were driving the Company's stock price downward, the Company refused to convert any more of the 4% convertible debentures. Timboon filed suit to force either conversion or repayment. The Company entered into a Settlement Agreement and Release ("Settlement") with Timboon, effective March 2, 1998 covering this litigation. The Settlement provides for the Company's payment of $1,200,000 in full satisfaction of outstanding principal of and accrued interest on these debentures or the Company's issuance to Timboon of such number of shares of its common stock as can be sold by Timboon with net proceeds of $1,200,000. The Settlement Agreement also provided that the Company designate 4,000,000 shares of its common stock, to be held in escrow, for liquidation by Timboon pursuant to the terms of an escrow agreement. As a result of the Settlement, if Timboon is unable to realize net proceeds of $1,200,000 from the resale of the 4,000,000 shares placed in escrow, then the Company would be required to either liquidate the remaining balance by the payment of cash or by the issuance of additional shares, with the number of additional shares to be determined based on the remaining amount of the debt still owing to Timboon by the Company and the then market price of the Company's common stock.

The 10% cumulative convertible debentures, due on various dates through November 1997, were issued to Nidan Corporation. These debentures were convertible into shares of the Company's common stock on their respective maturity dates or on the effective date of a registration statement under the Securities Act of 1993, if earlier. The number of shares of common stock issuable upon conversion of these debentures, in either case, was generally to be determined by dividing the principal amount of the debentures, plus accrued and unpaid interest, by the lesser of (a) the fixed conversion prices set forth in the debentures, which range from $1.50 to $5.00 per share, or (b) a conversion price equal to 50% of the average closing bid and ask prices of the Company's common stock at the close of trading on the next day following the maturity date as set forth in the respective debenture. Nidan transferred a significant portion of these debentures to residents of the State of Michigan without the consent of the Company. The Company believes that the conversion of these debentures may constitute a violation of Michigan securities law as a result of the Company being subject to a consent order; accordingly, the Company refused to convert these debentures at maturity pending a determination of the conversion rights available to residents of the State of Michigan.

The 10% cumulative convertible debentures, due in November 1997, were issued to a non-U.S. person other than Timboon. These debentures were convertible into shares of the Company's common stock at any time after 45 days from the date of their issuance and prior to their scheduled one-year maturity dates. The conversion price of these debentures, plus accrued and unpaid interest, is equal to the lesser of (a) 70% of the average closing bid price of the Company's common stock for the five days preceding the conversion date or (b) 80% of the average closing bid price of the Company's common stock for the five days prior to issuance of the debentures. In connection with the issuance of these debentures, the Company incurred placement fees and other costs of approximately $50,000 and received net proceeds of approximately $450,000. As of December 31, 1997, the Company has converted $330,000 of these debentures into 93,301 shares of the Company's common stock and has outstanding unconverted debentures totaling $170,000. At the time the Company determined not to convert any more of the Timboon debentures for the reasons described above, it decided not to convert any more of these debentures for the same reasons.

The terms of notes and debentures outstanding at December 31, 1997, are more fully described in Note 7 to the consolidated financial statements appearing elsewhere herein.

The Company and its subsidiaries are subject to various legal and administrative proceedings arising from the sale of its securities, disputes with certain persons formerly associated with the Company and its subsidiary companies as employees or who were under contract in a consulting capacity, from cancellation or defaults under certain non-cancelable lease agreements and from non-payment of certain of its debts. As of December 31, 1997, the Company has accrued loss reserves totaling approximately $1.9 million for claims, assessments and losses related to pending legal and administrative actions, including approximately $800,000 for the potential rescission offer the Company may be required to make to the purchasers of the Company's securities who reside in the State of Michigan. The loss reserves accrued for these legal and administrative actions are generally equal to the amounts claimed by the plaintiffs' in such actions, with the exception of the actions brought by Mr. Ken Lame and Mr. Jeff Good, both of whom were formerly associated with the Company or its subsidiaries as an employee or consultant. The amounts claimed by these two persons are in excess of $450,000 and the Company has recorded loss reserves for these actions totaling approximately $120,000. In the event of an adverse outcome in either of these actions, the Company may be required to make additional loss provisions. However, the Company believes that it has made adequate provisions, in the aggregate, for loss contingencies that existed as of December 31, 1997 (see "Legal Proceedings"). In the event of unfavorable outcomes in one or more of the proceedings pending against the Company, it is unlikely the Company would have a sufficient amount of cash to sustain operations.

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

The Company's present business strategy is to grow its healthcare cost containment revenue base, of which there is no assurance, through joint venture alliances or other partnership arrangements that will not require significant future outlays of capital resources (see "Item 1. Business"). The ability of the Company to implement this strategy is dependent on the Company's ability to raise additional equity or debt financing, of which there is no assurance.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS NO. 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Although SFAS No. 130 only impacts display as opposed to actual amounts recorded, it represents a change in financial reporting. Management has not completed its review of SFAS No. 130, but does not anticipate that the adoption of this statement will have a significant impact on the Company's reported earnings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Report on the Consolidated Financial
    Statements for the year ended December 31, 1997                     24

Independent Auditors' Report on the Consolidated Financial
    Statements for the year ended December 31, 1996 and 1995            25

Consolidated Balance Sheets as of December 31, 1997 and 1996            26

Consolidated Statements of Operations for each of the three
    years in the period ended December 31, 1997                         28

Consolidated Statements of Changes in Stockholders' Deficit for
    each of the three years ended in the period
    December 31, 1997                                                   29

Consolidated Statements of Cash Flows for each of the three
    years ended in the period December 31, 1997                         31

Notes to Consolidated Financial Statements                              32

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

The accompanying consolidated financial statements have been prepared assuming that Systems Communications, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 3, the Company has incurred operating losses during each of the years in the three-year period ended December 31, 1997, and has a working capital deficiency and stockholders' equity deficiency at December 31, 1997. In addition, the Company has not complied with certain repayment terms of loan agreements and currently has no source of operating revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ Moore Stephens Lovelace, P.A.


Orlando, Florida
April 8, 1998

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


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


/s/ Ernst & Young LLP


Tampa, Florida
December 24, 1997

                       SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,
                                                     -------------------------
                                                        1997           1996
                                                     ---------       ---------
ASSETS
Current assets:
 Cash and cash equivalents                          $   65,556     $    61,039
 Accounts receivable, less allowance for
  doubtful accounts of $28,074 in 1996                    --           802,079
 Notes and accounts receivable from officers
  and employees                                         60,908         102,000
 Other current assets                                  130,419         438,763
                                                     ---------       ---------
Total current assets                                   256,883       1,403,881
                                                     ---------       ---------
Furniture and equipment                                130,162       1,812,867
 Less accumulated depreciation                         (56,774)       (587,598)
                                                     ---------       ---------
Net furniture and equipment                             73,388       1,225,269
Note receivable from the sale of assets, less
 allowance of $500,000 in 1997                            --             --
Deferred compensation                                   52,941         662,199
Intangible assets, net of accumulated amortization
 of $566,666 in 1996                                      --         1,083,334
Excess of cost over fair value of net assets
 acquired, net of accumulated amortization of
 $75,034 in 1996                                          --         1,298,950
Other non-current assets                                 4,982         173,667
                                                     ---------       ---------
Total assets                                        $  388,194     $ 5,847,300
                                                     =========       =========

See Notes to Consolidated Financial Statements


                SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)


                                                             DECEMBER 31,
                                                        ----------------------
                                                           1997        1996
                                                       ----------   ----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Borrowings under lines of credit                      $     --    $   182,651
 Current portion of notes and debentures payable        3,661,700    3,480,758
 Current portion of obligations under capital lease          --        242,477
 Accounts payable                                         535,516    1,452,192
 Accrued compensation and employee benefits             1,176,578    1,528,153
 Accrued interest                                         497,514      286,312
 Liabilities and accruals for claims, assessments
  and other losses                                      1,129,823        --
 Other current liabilities                                 27,062      595,363
 Deferred revenue                                            --        440,232
                                                       ----------   ----------
Total current liabilities                               7,028,193    8,208,138
                                                       ----------   ----------
Obligations under capital lease, less current portion        --        458,654
Deferred liabilities under employment agreements          310,794      676,261
Other liabilities                                            --         72,573
                                                       ----------   ----------
Total liabilities                                       7,338,987    9,415,626
                                                       ----------   ----------
Common stock subject to rescission                        674,124      709,124
                                                       ----------   ----------
Common stock to be issued                                    --      2,000,000
                                                       ----------   ----------
Commitments and Contingencies

Stockholders' deficit:
 Class A convertible preferred stock, stated value
  and liquidation preference - $1.00 per share;
  authorized 5,000,000 shares, issued and
  outstanding 200,000 shares in 1997 and 392,000
  shares in 1996                                             --            630
 Class B convertible preferred stock, stated value
  and liquidation preference - $1.00 per share;
  authorized 10,000,000 shares, issued and
  outstanding 2,953,125 shares in 1997 and
  4,550,000 shares in 1996                              1,617,260    2,491,745
 Common stock - $.001 par value; authorized
  50,000,000 shares, issued and outstanding
  12,083,646 shares in 1997 and 10,626,874
  shares in 1996                                           12,084       10,627
 Additional paid in capital                            18,399,891   16,823,526
 Accumulated deficit                                  (27,654,152) (25,603,978)
                                                       ----------   ----------
Total stockholders' deficit                            (7,624,917)  (6,277,450)
                                                       ----------   ----------
Total liabilities and stockholders' deficit           $   388,194  $ 5,847,300
                                                       ==========   ==========

See Notes to Consolidated Financial Statements


                   SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended December 31,
                                        ---------------------------------------
                                            1997         1996            1995
                                        ----------    ----------    -----------
Net revenues                           $ 1,498,533   $ 2,832,123    $    91,106
                                        ----------    ----------    -----------
Costs and expenses:
 Cost of revenues                          109,563       827,063           --
 Selling and administrative expenses     3,027,384     6,322,627      1,887,275
 Impairment and other losses             1,898,953    14,233,953           --
 Depreciation and amortization             497,377     1,459,436        148,192
                                        ----------    ----------      ---------
  Total operating costs and expenses     5,533,277    22,843,079      2,035,467
                                        ----------    ----------      ---------
                                        (4,034,744)  (20,010,956)    (1,944,361)
Loss from disposition of subsidiary     (1,595,412)        --             --
Gain from sale of license agreement      2,695,214         --             --
Interest income                              4,070         8,183          3,777
Interest expense                          (587,884)     (381,975)       (63,644)
Other income (expense), net               (125,318)     (103,891)          --
                                        ----------    ----------      ---------
Loss from continuing operations before
 income taxes                           (3,644,074)  (20,488,639)    (2,004,228)
Income tax benefit                        (605,500)   (2,440,150)     (  15,124)
                                        ----------    ----------      ---------
Loss from continuing operations         (3,038,574)  (18,048,489)    (1,989,104)

Discontinued operations:
 Income (loss) from operations of
  discontinued telecommunications
  businesses, less income tax expense
  (benefit) of $240,000, ($763,044)
  and ($241,577) in 1997, 1996 and
  1995, respectively                       391,752   ( 1,508,179)    (3,818,921)
 Gain from disposition of
  telecommunication businesses, less
  income tax expense of $365,500 in 1997   596,648          --             --
                                        ----------   -----------     ----------
Net loss                               $(2,050,174) $(19,556,668)   $(5,808,025)
                                        ==========    ==========      =========
Basic and diluted earnings per share:
 Loss from continuing operations       $      (.28) $      (2.16)   $     (0.58)
 Income (loss) from operations of
  discontinued telecommunications
  businesses                                   .04         (0.18)         (1.23)
 Gain from disposition of
  telecommunications businesses                .05           --             --
                                        ----------   -----------     ----------
 Net loss                              $      (.19) $      (2.34)   $     (1.81)
                                        ==========    ==========     ==========
Weighted average number of
   common shares outstanding            10,802,103     8,349,459      3,201,991
                                        ==========    ==========     ==========

See Notes to Consolidated Financial Statements


                SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                             CLASS A               CLASS B
                                            PREFERRED             PREFERRED           COMMON STOCK
                                        ------------------  --------------------  ------------------
                                         SHARES     AMOUNT    SHARES     AMOUNT      SHARES   AMOUNT
                                        ---------  -------  ---------  ---------  ----------  ------
Balance at December 31, 1994            1,700,000 $   --        --    $   --       2,797,485 $ 2,798
Issuance of common stock and warrants
 for cash                                    --       --        --        --       1,477,874   1,478
Issuance of stock as compensation       1,525,000   20,625      --        --       1,053,090   1,053
Issuance of stock and warrants in
 consideration for extension of
 related party indebtedness                  --        --     140,000    236,600       --         --
Issuance of stock and warrants in
 connection with business acquisitions  1,575,000  157,500  4,550,000  2,491,745   2,339,765   2,339
Reclassification of common stock
 subject to rescission                       --        --       --         --       (242,416)   (242)
Net loss                                     --        --       --         --          --         --
                                        ---------  -------  ---------  ---------  ----------  ------
Balance at December 31, 1995            4,800,000  178,125  4,690,000  2,728,345   7,425,798   7,426
Issuance of common stock and warrants
 for cash                                    --        --       --         --        413,688     414
Conversion of preferred stock          (4,408,000)(177,495)  (140,000)  (236,600)  2,254,910   2,255
Issuance of common stock as
 compensation                                --        --       --         --         41,754      42
Issuance of common stock in connection
 with business acquisitions                  --        --       --         --        283,172     283
Issuance of stock for debt                   --        --       --         --        207,552     207
Net loss                                     --        --       --         --           --       --
                                        ---------  -------  ---------  ---------  ----------  ------
Balance at December 31, 1996              392,000      630  4,550,000  2,491,745  10,626,874  10,627
Issuance of common stock and warrants
 for cash                                    --        --       --         --        205,556     206
Conversion of preferred stock            (192,000)    (630)(1,596,875)  (874,485)    676,682     677
Issuance of common stock as
 compensation                                --        --       --         --      1,000,857   1,001
Issuance of stock for debt                   --        --       --         --        577,421     577
Rescission of business acquisitions          --        --       --         --       (994,247)   (994)
Repayment of loan to officer                 --        --       --         --         (9,497)    (10)
Net loss                                     --        --       --         --           --       --
                                        ---------  -------  ---------  ---------  ----------   -----
Balance at December 31, 1997              200,000 $    --   2,953,125 $1,617,260  12,083,646 $12,084
                                        =========  =======  =========  =========  ==========  -=====

See Notes to Consolidated Financial Statements


                   SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Continued)

                                                              Additional
                                                               Paid-In     Accumulated
                                                               Capital       Deficit       Total
                                                             ----------    ----------    ----------
Balance at December 31, 1994                                $   286,852  $   (239,285) $     50,365
Issuance of common stock and warrants
 for cash                                                     4,109,409           --      4,110,887
Issuance of stock as compensation                               430,095           --        451,773
Issuance of stock and warrants in
 consideration for extension of
 related party indebtedness                                     105,000           --        341,600
Issuance of stock and warrants in
 connection with business acquisitions                        7,731,935           --     10,383,519
Reclassification of common stock
 subject to rescission                                         (789,382)          --       (789,624)
Net loss                                                           --      (5,808,025)   (5,808,025)
                                                             ----------    ----------    ----------
Balance at December 31, 1995                                 11,873,909    (6,047,310)    8,740,495
Issuance of common stock and warrants
 for cash                                                     2,186,859          --       2,187,273
Conversion of preferred stock                                   411,840          --            --
Issuance of common stock as
 compensation                                                   260,151          --         260,193
Issuance of common stock in connection
 with business acquisitions                                   1,891,824          --       1,892,107
Issuance of stock for debt                                      198,943          --         199,150
Net loss                                                           --     (19,556,668)  (19,256,668)
                                                             ----------    ----------    ----------
Balance at December 31, 1996                                 16,823,526   (25,603,978)  ( 6,277,450)
Issuance of common stock and warrants
 for cash                                                       231,294          --         231,500
Conversion of preferred stock                                   874,438          --           --
Issuance of common stock as
 compensation                                                   383,234          --         384,235
Issuance of stock for debt                                      715,741          --         716,318
Rescission of business acquisitions                            (571,997)         --        (572,991)
Repayment of loan to officer                                    (56,345)         --         (56,355)
Net loss                                                           --      (2,050,174)   (2,050,174)
                                                             ----------    ----------    ----------
Balance at December 31, 1997                                $18,399,891 $ (27,654,152) $ (7,624,917)
                                                             ==========    ==========    ==========


See Notes to Consolidated Financial Statements


                           SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended December 31,
                                                              ----------------------------------
                                                            1997           1996           1995
                                                         ----------     ----------     ---------

Cash flows from operating activities:
 Net loss                                              $ (2,050,174)  $(19,556,668)  $(5,808,025)
  Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciation and amortization                           544,839      1,750,727       459,327
    Amortization of deferred compensation, net             (125,503)       (16,552)       61,819
    Provision for bad debts                                  39,816        522,687       181,753
    Provision for inventory obsolescence                       --             --         145,776
    Stock and warrants issued for compensation
     and as consideration for extension of debt             384,235        260,193       793,373
    Deferred income taxes                                      --       (3,203,194)     (256,699)
    Impairment losses                                     1,898,953     14,728,854     2,758,779
    Gain from sale of license agreement                  (2,695,214)         --            --
    Loss from disposition of subsidiary                   1,595,412          --            --
    Gain from disposition of telecommunications
     businesses                                            (962,148)         --            --
    Increase (decrease) in cash from change
     in operating assets and liabilities:
      Accounts receivable                                   148,912        214,330       317,161
      Equipment inventories                                    --           73,211       (80,091)
      Deferred expenses                                        --          498,697       (92,130)
      Other assets                                           52,252         67,037       (42,702)
      Accounts payable                                     (484,304)       (39,308)     (430,448)
      Accrued expenses and other liabilities                401,162      1,060,019       224,948
      Deferred revenue                                     (109,957)      (553,982)        5,937
                                                         ----------     ----------     ---------
  Net cash used in operating activities                  (1,361,719)    (4,193,949)   (1,761,222)
                                                         ----------     ----------     ---------
Cash flows from investing activities:
 Acquisition of businesses, net of cash acquired               --          (46,854)   (1,428,312)
 Disposition of businesses, net of cash disposed of         370,844           --           --
 Expenditures for furniture and equipment                    (7,693)      (552,718)     (131,744)
 Notes receivable from officers and employees                  --          (50,000)      (52,000)
 Acquisition of other assets                                   --             --         (64,852)
                                                         ----------     ----------   -----------
  Net cash provided by (used in) investing activities       363,151       (649,572)   (1,676,908)
                                                         ----------    -----------     ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock                     231,500      2,187,273     4,110,887
 Proceeds from notes and debentures payable               1,568,443      2,422,752       475,349
 Payments on notes payable and capital leases              (686,858)      (637,596)     (262,814)
 Payments on shares subject to rescission                   (35,000)       (80,500)         --
 Proceeds from (payments on) borrowings under line of
  credit                                                    (75,000)        47,917        (2,100)
                                                         ----------     ----------     ---------
  Net cash provided by financing activities               1,003,085      3,939,846     4,321,322
                                                         ----------     ----------     ---------
Net increase (decrease) in cash                               4,517       (903,675)      883,192
Cash and cash equivalents at beginning of the year           61,039        964,714        81,522
                                                         ----------     ----------     ---------
Cash and cash equivalents at end of the year          $      65,556   $     61,039   $   964,714
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

IMPACT OF OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS NO. 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Although SFAS No. 130 only impacts display as opposed to actual amounts recorded, it represents a change in financial reporting. The adoption of this statement will not have an impact on the Company's reported earnings.

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

NOTE 3  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred net losses (including losses from operations of discontinued businesses) of $2,050,174, $19,556,668 and $5,808,025 in 1997, 1996 and 1995, respectively, and used approximately $1,362,000, $4,194,000 and $1,761,000, respectively, of cash in operations. The Company has a net working capital deficiency of approximately $6.8 million and a deficiency in assets of approximately $7.6 million at December 31, 1997 and is currently in default of certain of its obligations to trade and other creditors (see Notes 7 and 14). Additionally, as discussed in Note 14, the Company is required to offer purchasers of the Company's common stock in certain jurisdictions the right to rescind their stock purchase transactions. Pursuant to a consent order from the State of Michigan, the Company is required to make a rescission offer to Michigan purchasers of the Company's common stock, unless such purchasers are afforded an opportunity to resell their shares in the public market pursuant to an effective registration statement at prices higher than the cost of such shares to the Michigan purchasers. The Company has not been be able to satisfy the requirements of the consent order. It is uncertain whether or not the failure by the Company to satisfy the requirements of the consent order will have a material adverse impact on the accompanying consolidated financial statements (See Note 14).

The Company is attempting to raise additional equity and debt financing to support its business operations but, there is no assurance that sufficient amounts of equity or debt financing will be available to the Company. As of December 31, 1997, the Company had no financing facilities available for working capital or for other purposes.

Based on the foregoing factors, it is uncertain whether or not the Company can generate adequate cash flows from operations, or from financing transactions, to meet its obligations as they become due. In that event, the Company would be required to seek other alternatives, including sale, merger or discontinuance of operations. The consolidated financial statements do not included any adjustments that might result from the outcome of this uncertainty.

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

                                             Year Ended December 31,
                                       --------------------------------
                                           1996                 1995
                                       -----------          -----------
Net revenues from continuing
 operations                          $  3,035,195          $ 2,384,874
                                      ------------          -----------
Loss from continuing operations      $(18,161,862)         $(4,085,486)
                                      ------------          -----------
Loss from operations of discontinued
 telecommunications businesses       $( 1,508,179)         $(3,794,890)
                                      ------------          -----------
Basic earnings per share:
 Loss from continuing operations     $(      2.18)         $(     1.28)
 Loss from operations of
  discontinued telecommunications
  businesses                          (      0.18)          (     1.19)
                                      ------------          -----------
 Net loss                            $(      2.36)         $(     2.47)
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

In May 1996, the Company informed the principals of Coast Communications, Inc. ("CCI") that the Company was canceling the acquisition of CCI, terminating all of the related acquisition documents and abandoning the business of CCI. In connection with the abandonment of CCI's business, the Company wrote off its remaining investment in CCI and recognized a loss of approximately $300,000. The principals of CCI filed suit to enforce the acquisition notes issued by the Company in connection with the CCI acquisition (see Note 7) and the issuance of 200,000 shares of the Company's Class A preferred stock they allege are due them under the acquisition agreement. This matter was referred by court order to mandatory arbitration in the State of Florida. On February 3, 1998, the Arbitrators' awarded in favor of the former shareholders of CCI. The award requires, among other things, that the Company (i) convert 200,000 shares of its Class A Preferred Stock, held by the former shareholders of CCI, into 100,000 shares of its common stock and (ii) issue another 200,000 shares of Class A Preferred Stock to the former CCI stockholders, which is also convertible into 100,000 shares of the Company's common stock, and that the Company give the former shareholders of CCI the ability to seek a summary judgment against the Company for $500,000, without opposition, or accept 500,000 shares of the Company's Class A Preferred Stock in lieu of a summary judgment (See Note 14). The arbitration award granted to the former stockholders of CCI had the effect of extinguishing the acquisition notes in exchange for the consideration awarded to the former stockholders of CCI. Assuming that the former stockholders of CCI elect stock in lieu of a summary judgement, the fair value of the consideration awarded, consisting of 700,000 shares of Class A Preferred Stock, was approximately $83,000 based on the quoted market price of the Company's common stock in the OTC Bulletin Board on the date of the award. Assuming the former stockholders elect a summary judgement in lieu of the 500,000 shares of Class A Preferred Stock, the fair value of the consideration awarded was approximately $528,000, which includes 200,000 shares of Class A Preferred Stock which are to be issued to the former stockholders in either case. As of December 31, 1997, the Company has $300,000 of acquisition notes outstanding, which were extinguished as a result of the arbitration proceeding, in addition to a loss contingency reserve of approximately $111,000 related to this action. In the event the former stockholders of CCI elect a summary judgment in lieu of stock, the Company would be required to recognize an additional loss of approximately $145,000.

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

In May 1997, the Company and ATI entered into an agreement to rescind the August 1994 acquisition of ATI. The ATI rescission agreement provides for the return of all of the ATI stock acquired by the Company to the former ATI shareholders in exchange for 684,410 shares of the Company's common stock, the 6% acquisition notes payable issued to the former shareholders of ATI and unexercised warrants to purchase 168,668 shares of the Company's common stock. On the date of the rescission agreement, ATI had future minimum rentals of approximately $180,000 due under non-cancelable leases, guaranteed by the Company. In connection with the rescission of the ATI acquisition, ATI issued a promissory note to the Company in the amount of $180,000, payable in the event of default by ATI in payments due under the leases. Payments due the Company under the promissory note are to be equal to the amount, if any, the Company may be required to pay under the lease guaranty agreements entered into between the Company and ATI's equipment lessor(s). No amounts are currently due under the promissory note issued to the Company by ATI as a result of the Company not having made any payments pursuant to such lease guarantee agreements. In the event the Company is required to make payments under the lease guarantee agreements, there is no assurance that ATI would have sufficient funds to make the payments due to the Company under the promissory note.

Included in the gain from disposition of telecommunications businesses in the accompanying consolidated statement of operations for the year ended December 31, 1997 are pre-tax gains of approximately $25,000 and $937,148 from the sale of TNI assets and from the rescission of the ATI acquisition agreement, respectively. The gain from the disposition of ATI was based on the fair value of the Company's common stock returned to the Company by the former stockholders of ATI in exchange for the return of the stock of ATI to the former stockholders of ATI. On the effective date of the rescission agreement, ATI had net liabilities, including acquisition indebtedness, of approximately $509,392 and the fair value of the 684,410 shares of the Company's common stock that were returned to the Company by the former stockholders of ATI totaled approximately $427,756, based on the quoted market price of the Company's common stock on the OTC Bulletin Board as of the date of the rescission transaction. The return of the shares was recorded as a reduction in common stock and additional paid in capital in the amounts of $684 and $427,072, respectively.

In June 1997, the Company entered into an agreement with the former shareholders of HMT to rescind the Company's March 1996 acquisition of HMT. The HMT rescission agreement provided for the return of all of the HMT stock acquired by the Company to the former shareholders of HMT in exchange for $450,000 in cash (in payment of inter-company loans to HMT from the Company) and the 309,837 shares of the Company's common stock issued in connection with the acquisition. In connection with the rescission agreement, the Company and HMT entered into a separate Cooperative Marketing and Option Agreement. The Cooperative Marketing and Option Agreement provides both the Company and HMT the non-exclusive right, for a five (5) year period, to market each other's products, on a fee basis, and granted the Company a non-transferable option, exercisable at any time for eighteen months after the date of grant (June 9, 1997), to acquire approximately 10% of HMT, adjusted for stock splits, stock dividends, reclassifications, reorganizations, consolidations or mergers, for approximately $45,000 in cash. The HMT rescission agreement also had the effect of relieving the Company of its obligation to provide financing to HMT under the terms of the acquisition agreement.

In connection with the disposition of HMT, the Company recognized a pre-tax loss of approximately $1,595,412, which is included as a component of loss from continuing operations in the accompanying consolidated statement of operations for the year ended December 31, 1997. The loss was based on the fair value of the Company's common stock returned to the Company by the former stockholders of HMT in exchange for the return of the stock of HMT to the former stockholders of HMT. On the effective date of the rescission agreement, HMT had net assets of approximately $1,740,648, net of cash received, and the fair value of the 309,837 shares of the Company's common stock that were returned to the Company by the former shareholders of HMT totaled approximately $145,236, based on the quoted market price of the Company's common stock on the OTC Bulletin Board as of the date of the rescission transaction. The return of the shares was recorded as a reduction in common stock and additional paid in capital in the amounts of $310 and $144,925, respectively.

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
                                                 1997          1996
                                              ---------      ---------
      Current assets                         $     539      $  332,856
      Total assets                                 539         660,094
      Current liabilities                      494,133       1,186,206
      Total liabilities                        494,133       1,378,026

The revenues, costs and expenses of the Company's telecommunications businesses, included in income(loss) from operations of discontinued telecommunications businesses in the accompanying consolidated statements of operations for each of the three years in the period ended December 31, 1997, are summarized as follows:

                                          1997         1996         1995
                                        --------    ---------    ---------
Net revenues                            $405,617   $2,177,858   $2,893,778
Cost of revenues                            --      1,320,256    2,014,460
Selling and administrative expenses      449,925    2,304,059    1,845,775
Impairment and other losses                 --        494,901    2,758,779
Depreciation and amortization             47,460      291,291      311,135
Interest income                             --           (971)        (627)
Interest expense                          32,393       38,713       20,466
Other income(expense), net               755,913          832        4,288
Income (loss) from operations of
  discontinued businesses, before
  income taxes                           631,752   (2,271,223)  (4,060,498)
Income tax expense (benefit)             240,000     (763,044)    (241,577)
Income (loss) from operations of
  discontinued businesses                391,752   (1,508,179)  (3,818,921)

NOTE 5  IMPAIRMENT AND OTHER LOSSES

Impairment and other losses included in the accompanying consolidated statements of operations are summarized as follows:

                                                    Year Ended December 31,
                                            -----------------------------------
                                               1997         1996         1995
                                            ---------   ----------    ---------
Impairment and other losses included
 in loss from continuing operations:
  Write-off of capital lease and related
    assets                                 $  768,545  $    --       $    --
  Provision for loss contingencies            437,335       --            --
  Write- off of deferred compensation
   assets                                     625,728       --            --
  Write-down of other assets                   67,345       --            --
  Write-off of NSC intangibles and goodwill      --     14,233,953        --
                                            ---------   ----------    ---------
                                            1,898,953   14,233,953        --
                                            ---------   ----------    ---------
Impairment and other losses included
 in loss from discontinued operations:
  Write-off of TNI goodwill                      --          --       2,758,779
  Write-off of investment in Comstar                       194,901        --
  Write-off of investment in CCI                 --        300,000        --
                                            ---------   ----------    ---------
                                                 --        494,901    2,758,779
                                            ---------   ----------    ---------
                                           $1,898,953  $14,728,854   $2,758,779
                                            =========   ==========    =========

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

In 1997, the Company also made various other provisions for loss contingencies related to leased office space, which has been vacated, leased equipment that the Company is not presently using and for the loss from the settlement of claims brought against the Company by Timboon, LTD. The total amount of these loss provisions was $437,335, including $122,986 related to the BFC lease. Also included in this amount is $162,053 related to the Timboon Settlement Agreement (see Notes 7 and 14).

The write-off of deferred compensation assets in 1997 is the result of the resignation of certain employees subject to employment agreements (see Note
13).

Impairment and other losses in 1996 reflect the write-off of the Company's investments in Comstar and CCI, including goodwill recorded in connection with the acquisitions, and the write-off of the unamortized cost of goodwill and intangibles recorded in connection with the Company's 1995 acquisition of NSC. The write-off of the Company's investmens in Comstar and CCI is the result of the Company's decision to sell substantially all of the assets of TNI and abandon its remaining Telecommunications businesses; and, the write-off of the unamortized cost of goodwill and intangibles recorded in connection with the acquisition of NSC is the result of continued operating losses and the failure of NSC to successfully market the software technology acquired by the Company in connection with the acquisition. The write-off of the Company's investments in Comstar and CCI is included in loss from operations of discontinued telecommunications businesses for the year ended December 31, 1996; and, the write-off of the unamortized cost of goodwill and intangibles recorded in connection with the acquisition of NSC is reflected in loss from continuing operations for the year ended December 31, 1996.

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

NOTE 7  NOTES AND DEBENTURES PAYABLE

Notes and debentures payable consist of the following:

                                                        DECEMBER 31,
                                                 ------------------------
                                                    1997          1996
                                                 ---------      ---------
4% Cumulative convertible debentures
 due October 1, 1998                           $ 1,200,000    $     --
10% Cumulative convertible debentures
 due on various dates through
 November 1997                                   1,195,000      1,279,000
10% Cumulative convertible debentures
 due on November 21, 1997                            --           300,000
10% Cumulative convertible debentures
 due on November 26, 1997                          170,000        200,000
10% Convertible debentures payable to
 former shareholders of TNI                        450,000        450,000
Notes payable to former shareholders of
 NSC in equal monthly installments of
 $20,000, non-interest bearing                     150,000        150,000
6% Acquisition notes payable to former
 shareholders of ATI, secured by the
 stock of ATI                                         --          250,000
6% Acquisition notes payable to former
 shareholders of CCI (see Notes 4 and 14)          300,000        300,000
18% Cumulative Convertible Debenture
 Note due January 15, 1999                          80,000           --
12% Cumulative Convertible Debenture
 Notes due on various dates through
 November 1998                                      50,000           --
12% Convertible Promissory Note
 due March 28, 1997, in default                     30,000           --
10% Cumulative Convertible Debenture
 Note due September 1998                            30,000           --
8%-10% Notes payable to stockholders                 1,700        162,741
Promissory note in default                            --          200,000
10.75% demand note payable, secured by
 certain accounts receivable                          --          100,000
5% Note to former shareholder of CCI, due
 on demand, secured by certain equipment              --           75,000
Other                                                5,000         14,017
                                                 ---------      ----------
                                                 3,661,700      3,480,758
Less: current portion                           (3,661,700)    (3,480,758)
                                                 ---------      ---------
Long-term portion                              $     --       $      --
                                                 =========      =========

On February 24, 1997, the Company issued $1,120,000 of 4% cumulative convertible debentures due October 1, 1998 (the "4% Debentures") to Timboon, LTD ("Timboon", a non U.S. person) in reliance upon exemptions under Regulation S of the Securities Act of 1933. The 4% Debentures are convertible at any time after 45 days from the date of their issuance, until maturity, into the Company's common stock at a conversion price equal to the lesser of
(a) 80% of the average closing bid price of the Company's common stock for the five days preceding the issuance of the debentures or (b) 70% of the average closing bid price of the Company's common stock for the five days preceding the conversion date. The Company incurred costs in connection with this financing of $120,000 and received net proceeds of $1,000,000. The Company, through December 31, 1997, converted $120,000 of the 4% Debentures issued to

Timboon into 256,361 shares of the Company's common stock. On June 6, 1997, as a result of the Company's refusal to convert additional 4% Debentures, Timboon, as Plaintiff, filed an action in the United District Court, Southern District of New York, against the Company, as Defendant, seeking the delivery of 163,438 shares of the Company's common stock to Plaintiff as a result of the conversion of an additional $150,000 of 4% Debentures and the payment of $970,000 (the principal amount of the 4% Debentures that had not been converted by Timboon) to Timboon, plus damages. The Company filed a counterclaim against Timboon alleging that Timboon breached the representations and covenants it made in the Off-Shore Securities Subscription Agreement. These representations and covenants related to, among other things, Timboon's investment intent in acquiring the Company's securities and its possible "shorting" of the Company's common stock in contemplation of conversion. In addition, the Company alleged that Timboon participated in manipulative market activity with the intent to artificially depress the market price of the Company's common stock. Effective March 2, 1998, the Company and Timboon entered into a Settlement Agreement and Release (the "Settlement Agreement") in settlement of all claims brought against each other in connection with the 4% Debentures. Pursuant to the Settlement Agreement, the Company is required to pay Timboon $1,200,000, in cash, or by the liquidation by Timboon of shares of the Company's common stock into which the 4% Debentures are convertible. The Company has designated 4,000,000 shares of its common stock, to be held in escrow, for liquidation by Timboon pursuant to the terms of an escrow agreement (the "Escrow Agreement"). The terms of the Escrow Agreement generally provide that Timboon may liquidate during each four-week period ("Trading Period")(i)up to 50% of the aggregate trading volume of the Company's common stock on the NASDAQ Bulletin Board, or such other trading market on which the Company's may be publicly traded, for the prior four-week period at no less than the "bid" price, or for the first eight weeks of trading, up to 37.5% of the trading volume for the previous four-week period at no less than the "bid" price, provided a minimum "bid" price of $0.31 per share, or greater, is maintained or (ii) up to 200,000 shares of the Company's common stock during any Trading Period at or above the average of the "bid" and "ask" price. In either case, the liquidation of shares of the Company's common stock by Timboon is not to exceed $200,000 of net proceeds, in the aggregate, during any Trading Period. The Escrow Agreement also provides that when Timboon receives cumulative net proceeds of $1,200,000, the escrow agent is to return all remaining shares held in escrow, if any, to the Company or, in the event Timboon receives cumulative net proceeds of $1,200,000 from the liquidation of 600,000 shares, or less, then the escrow agent is to return all remaining shares, less 100,000 shares which are to be retained by Timboon. In connection with the Settlement Agreement the Company increased the principal balance of the 4% Debentures to equal $1,200,000 and recognized a loss of approximately $162,000 (See Note 5).

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

The allocation of income tax expense (benefit) for each of the three years in the period ended December 31, 1997 among continuing operations and the components of discontinued operations is summarized as follows:

                                               YEAR ENDED DECEMBER 31
                                       -----------------------------------
                                          1997         1996         1995
                                       ---------   -----------   ---------
Loss from continuing operations        $(605,500)  $(2,440,150)  $( 15,124)
Discontinued operations:
 Income(loss) from operations of
  discontinued telecommunications
  businesses                             240,000    (  763,044)   (241,577)
 Gain from disposition of
  telecommunications businesses          365,500          --          --
                                         -------     ---------     -------
Income tax expense (benefit)           $    --     $(3,203,194)  $(256,701)
                                         =======     =========     =======

Income tax expense (benefit) applicable to continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to loss before income taxes as a result of the following:

                                                    YEAR ENDED DECEMBER 31
                                              ----------------------------------
                                                1997         1996         1995
                                              -------     ---------     --------
Amount computed at statutory rate         $(1,239,000)  $(6,966,137)   $(681,438)
Increase (reduction) in taxes
 resulting from:
State income taxes                           (120,400)     (819,546)     (80,169)
Amortization of goodwill                       38,900        80,158        9,490
Rescission of business acquisitions           176,900          --           --
Impairment losses                                --         971,769         --
Change in valuation allowance                 538,190     4,125,702      732,893
Other                                             (90)       167,904        4,100
                                              -------     ---------      -------
                                            $(605,500)  $(2,440,150)   $( 15,124)
                                              =======     =========      =======

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

                                                    1997         1996
                                                 ---------    ---------
Deferred tax assets:
Net operating loss carryforwards                $4,034,296   $4,113,122
Allowance for doubtful accounts                    190,000       10,668
Accrued compensation and liabilities under
 employment agreements                             257,000      777,922
Accrued expenses and other current liabilities     250,800         --
                                                 ---------    ---------
Total deferred tax assets                        4,723,096    4,901,712
Less-valuation allowance                        (4,663,996)  (4,125,806)
                                                 ---------    ---------
Net deferred tax assets                             68,100      776,007
                                                 ---------    ---------
Deferred tax liabilities:
Intangible assets                                    --         371,029
Deferred compensation                               68,100      389,401
Other                                                --          15,577
                                                 ---------    ---------
Total deferred tax liabilities                      68,100      776,007
                                                 ---------    ---------
Net deferred income taxes                       $    --      $    --
                                                 =========    =========

At December 31, 1997, the Company and its subsidiaries had unused net operating loss carryforwards of approximately $10 million, expiring on various dates through 2011. Of this amount, approximately $9 million is not restricted as to use. The balance of the carryforwards amounting to approximately $1 million is restricted to offsetting future taxable income, if any, of the respective companies which generated the carryforwards and may be further limited as to utilization in any one year by existing tax laws.

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

Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for the options granted in 1997 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.50%; no dividend yield; a volatility factor of the expected market price of the Company's common stock of 173%; and a weighted-average expected life of 4.75 years. The assumptions used in 1996 to estimate the fair value of options granted in that year were: risk-free interest rate of 6.66%; no dividend yield; a volatility factor of the expected market price of the Company's common stock of 40.77%; and a weighted-average expected life of two years.

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

                                                   1997            1996
                                                 ---------     ----------
Loss from continuing operations                $(3,319,331)  $(19,728,489)
                                                 ---------     ----------
Income (loss) from operations of discontinued
 telecommunications businesses                     391,863    ( 1,508,179)
Gain from disposition of discontinued
 telecommunications businesses                     596,648          --
                                                 ---------      ---------
Net loss                                       $(2,330,820)  $(21,236,668)
                                                 =========     ==========

Basic earnings per share:
 Loss from continuing operations                $     (.31)  $      (2.36)
 Income (loss) from operations of discontinued
  telecommunications businesses                        .04          (0.18)
 Gain from disposition of discontinued
  telecommunications businesses                        .05            --
                                                 ---------      ---------
 Net loss                                       $     (.22)  $      (2.54)
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
                                                        =======

Rental expense under all operating leases was $167,354, $359,474, and $94,961 in 1997, 1996, and 1995, respectively. During 1997, the Company vacated certain leased premises and is subject to certain additional lease payments and other charges under the leases, all which have been recorded as of December 31, 1997. In addition, the Company is in default of the lease agreement on its San Antonio, TX location as a result of the abandonment of that facility and non-payment of payments due under the lease.

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

                                                           1997         1996
                                                        ---------     ---------
Deferred compensation assets included in:
 Other current assets                                  $ 126,627     $  355,415
 Deferred compensation (non-current)                      52,941        647,355
                                                        ---------     ---------
                                                       $ 179,568     $1,002,770
                                                        =========     =========


Deferred compensation liabilities included in:
 Accrued expenses and other current liabilities        $ 365,172     $  344,652
 Deferred liabilities under employment agreements        310,794        676,261
                                                        ---------     ---------
                                                       $ 675,966     $1,020,913
                                                        =========     =========

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

The consent order executed by the Company and the State of Michigan in December 1996, requires the Company to use its best efforts to satisfy the prerequisites of the Security and Exchange Commission and the Michigan Securities Bureau for registering the common stock sold to Michigan purchasers of its common stock for resale by them in the public market. This action is the result of the sale by the Company of its securities in the State of Michigan without an exemption from registration under the Michigan Uniform Securities Act. In the event the Company is unable to effect a registration statement or such purchasers are unable to resell their shares pursuant to such registration statement at a higher price than their cost, then the Company is required to use its best efforts to satisfy the prerequisites of the Securities and Exchange Commission and the State of Michigan for making a rescission offer to all such purchasers. Also, pursuant to the consent order, the Company must cease the unregistered sale of securities in Michigan, has been censured and has paid costs to the state of $2,500. Upon satisfaction of the consent order, all sanctions are terminated. As of December 31, 1997, the Company estimates its maximum potential exposure as a result of any rescission offer which may be required to be made in the State of Michigan to be approximately $795,739, including accrued interest of approximately $121,615, which is included as a component of accrued interest in the accompanying consolidated balance sheet. The number of shares the Company believes may be subject to a rescission offer in the State of Michigan, if such an offer were to be made, is approximately 219,000 shares; and, the weighted average purchase price of such shares is approximately $3.25 per share. The Company has not satisfied the requirements of the consent order. Due to the "best efforts" nature of the Company's compliance obligation, the Company believes that its performance of the terms of the consent order is deferred until such time it is able to both financially and functionally comply with the consent order.

On April 15, 1997, Mr. Ken Lame, as Plaintiff, filed an action in the United States District Court, District Court of Utah, Central Division (Case No. 2:97CV0292W) against the Company and NSC, as Defendants. This action arises from a consulting agreement between Mr. Lame and the Company. The action seeks approximately $250,000, plus interest, for payments Mr. Lame alleges are due under the consulting agreement. The Company has accrued a loss reserve of approximately $118,500 related to this action. Resolution of this matter is not expected to result in a cash outlay in excess of the amount provided.

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

In May 1996, the Company informed the principals of CCI that it was canceling the acquisition of CCI and terminating all of the related acquisition documents. The principals of CCI filed suit to enforce promissory notes in the aggregate principal amount of $300,000, which were issued by the Company in connection with the acquisition and the issuance of 200,000 shares of the Company's Class A preferred stock they allege are due them under the acquisition agreement. This matter was referred by court order to mandatory arbitration in the State of Florida. On February 3, 1998, the Arbitrators' awarded in favor the former stockholders of CCI. The award requires, among other things, that the Company (i) convert 200,000 shares of its Class A preferred stock held by the former stockholders of CCI into 100,000 shares of its common stock and (ii) issue another 200,000 shares of its Class A preferred stock to the former CCI stockholders, which are also convertible into 100,000 shares of the Company's common stock, and gave the former stockholders of CCI the ability to seek a summary judgement against the Company for $500,000, without opposition, or accept 500,000 shares of the Company's Class A preferred stock in lieu of a summary judgement. As of December 31, 1997, the Company has recorded a loss contingency of $111,000 in excess of the $300,000 of promissory notes issued in connection with the acquisition and which were extinguished as a part of the arbitration award. In the event the former stockholders elect to seek a summary judgement in lieu of the issuance by the Company of 500,000 shares of its Class A Preferred Stock, the Company would be required to record an additional loss provision of approximately $145,000. If the formal stockholders elect a summary judgement, it is unlikely that the Company would have sufficient cash to satisfy it (see
Note 4).

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

The Company is also involved in numerous other legal and administrative actions incurred in the ordinary course of business, none of which are expected to have a material impact on the Company's financial condition or results of operations.

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

NOTE 16  STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------
                                                 1997          1996         1995
                                               --------     --------      ---------
Non-cash investing and financing activities:
 Equipment capital leases                     $  73,184    $ 703,215     $  112,308
                                               ========     ========       ========
 Notes payable issued in
  connection with
  business acquisitions                       $    --      $    --       $  700,000
                                               ========     ========      =========
 Issuance of stock for debt                   $ 716,318    $ 199,150     $    --
                                               ========     ========      =========

Cash paid during the period for:
 Interest                                     $ 131,635    $    --       $   23,055
                                               ========     ========      =========
 Income taxes                                 $    --      $    --       $    --
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

NOTE 19  PROPOSED ACQUISITION

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

NOTE 20  RESTATEMENT OF FINANCIAL RESULTS

The Company has restated its consolidated financial results for the years ended December 31, 1997 and 1996. The 1996 financial statements have been restated to reflect the business, assets and liabilities of CCI. The assets and liabilities of CCI had previously been removed from the Company's balance sheet, effective May 1996, as a result of the Company having abandoned the business of CCI. As of the date the Company abandoned the business of CCI, CCI had ceased operations. Accordingly, the inclusion of the business of CCI in the consolidated financial statements had no effect on the Company's operations or cash flows for periods after May 1996. As a result of the reinstatement of the assets and liabilities of CCI, the Company retroactively recorded, as a charge to income, $300,000 to fully reserve the carrying value of CCI's assets. This had the effect of increasing the Company's loss from continuing operations and net loss for the year ended December 31, 1996, as previously reported, by $114,000 and $300,000, respectively.

The 1997 financial statements have been restated to retroactively record the shares of the Company's common stock returned to the Company in connection with the rescission of business acquisitions at fair value (see note 4). The shares of common stock returned to the Company in connection with the rescission of business acquisitions were previously valued and recorded at their original issue prices at the time of the respective business acquisitions. The effect of adjusting the value assigned to the shares of the Company's common stock returned to the Company in connection with the rescission of business acquisitions was to increase the Company's loss from continuing operations and net loss, for the year ended December 31, 1997, as previously reported, by $1,732,264 and $1,533,008, respectively, and increase the gain from disposition of telecommunication businesses, as previously reported, by $199,256. The per share effects were to increase the loss from continuing operations and net loss by $0.16 and $0.14, respectively, and increase the gain from disposition of telecommunications businesses by $0.02. The adjustments to the statement of operations for the year ended December 31, 1997 were offset by a cooresponding increase in the Company's previously reported amount of additional paid in capital. As a result, the Company's net assets as of December 31, 1997 were unchanged by the restatement.











[REMAINDER OF PAGE LEFT BLANK]

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

Effective March 4, 1998, the Registrant engaged Moore Stephens Lovelace, P.A. to audit its 1997 consolidated financial statements. The decision to cease the registrant-auditor relationship between Registrant and Ernst & Young LLP and the engagement of Moore Stephens Lovelace, P.A. was not recommended or approved by the Registrant's Board of Directors.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The names and ages of directors(including the year in which each became a director) and executive officers of the Company as of the date hereof are set forth in the following table:

                                                                        Director
Name                      Age    Positions With Co. and Subsidiaries     Since
----------------------    ---    -----------------------------------    --------
Edwin B. Salmon, Jr.      60     Chairman of the Board of Directors        1991
                                 and Chief Financial Officer

James T. Kowalczyk        57     Director and President                    1997

Richard A. Sweet          64     Director                                  1997

Larry R. Snapp            52     Director                                  1997

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













[REMAINDER OF PAGE LEFT BLANK]

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid or accrued to the chief executive officer of the Registrant or person discharging comparable duties and to the executive officers of the registrant whose compensation exceeded $100,000 for the year ending December 31, 1997.

                                          Annual Compensation
                           ----------------------------------------------------
Name & Principal Positions                                          Long-Term
--------------------------  Year     Salary    Bonus      Other    Compensation
                            ----     ------    -----      -----    ------------
Stephen E. Williams         1997   $150,000   $  --      $  --      $   --
Chief Executive             1996    177,500      --       7,500         --
Officer (1)(2)(3)           1995    190,625      --       7,500         --

James T. Kowalczyk          1997     32,500      --         --          --
President and Director (4)  1996       N\A       N\A        N\A         N\A
                            1995       N\A       N\A        N\A         N\A

Edwin B. Salmon, Jr.        1997    150,000      --         --          --
Chief Financial Officer,    1996    177,000      --       7,500         --
 Treasurer and Chairman of  1995     99,630      --       9,000         --
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of February 28, 1998 by each shareholder known by the Company to be a beneficial owner of more than five percent of the Company's common stock, by each of the registrant's named directors and executive officers, and by all directors and executive officers ofthe registrant as a group. Except as indicated in the footnotes to this table,the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.


      Name of                             Amount and Nature          Percent
  Beneficial Owner                    of Beneficial Interest(1)    of Class(1)
----------------------                -------------------------    -----------
Edwin B. Salmon, Jr. (2g)                       625,762 (2a)          1.89
                                                200,000 (2b)          0.60
                                                261,533 (2c)          0.79
                                                224,418 (2d)          0.68
                                                 40,000 (2e)          0.12
                                                 40,000 (2f)          0.12
James T. Kowalczyk                              571,709 (3)           1.72
Richard A. Sweet                                226,410 (4)           0.68
Larry R. Snapp                                  127,250 (4)           0.38
Hugh M. Gibbons                                 400,000               1.21
All Directors and Executive Officers
  as a Group(5 persons)                       2,717,082 (5)           8.19
                                              4,000,000 (6)          12.06
NIDAN Corporation                             7,746,389 (7)(8)       23.35
NIDAN Corporation                             7,042,172 (9)          21.23


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

(2g) The number and percentage of shares that would be attributable to Mr. Salmon if all shares held by the referenced persons were attributed to Mr. Salmon are 1,391,913 and 4.2%, respectively.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements
                                                                      PAGE
                                                                      ----
Independent Auditors' Report on the Consolidated Financial
  Statements for the year ended December 31, 1997                       24

Independent Auditors' Report on the Consolidated Financial
  Statements for the years ended December 31, 1996 and 1995             25

Consolidated Balance Sheets as of December 31, 1997 and 1996            26

Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1997                           28

Consolidated Statements of Stockholders' Equity for each of
  the three years ended in the period December 31, 1997                 29

Consolidated Statements of Cash Flows for each of the three
  years ended in the period December 31, 1997                           31

Notes to Consolidated Financial Statements                              32


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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The undersigned persons were not officers and directors of the registrant for the period covered by this report.

HITSGALORE.COM,INC.                  Date: May 26, 1999

/s/ Steve Bradford
---------------------------------
STEVE BRADFORD
President, Principal Executive Officer,
Principal Accounting Officer and Director