Form 10-Q/A
period 1998-09-30
HITSGALORE COM INC
filed 1999-05-26
CIK 949857

                              FORM 10-Q/A

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-26668

HITSGALORE.COM, INC.
------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

FLORIDA                                                 65-0036344
------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

10134 6TH Street, Suite J, Rancho Cucamonga, CA             91730
------------------------------------------------------------------------------
(Address of principal executive offices)                (ZIP Code)

Registrant's telephone number, including area code      (909) 481-8821
------------------------------------------------------------------------------

SYSTEMS COMMUNICATIONS, INC.
-------------------------------------------------------------------------
(Former name)

4707 140th Avenue North, Clearwater, Florida 33762
-------------------------------------------------------------------------
(Former Address)

Indicate by check mark whether the registrant (1) had filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes X     No
          ---      ---
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
                                                   =========       ==========

See Notes to Consolidated Financial Statements


                   CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1998           1997
                                                   -----------     -----------
                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Notes and debentures payable                     $ 1,380,328     $  3,661,700
 Accounts payable                                     579,108          535,516
 Accrued compensation and employee benefits           401,439        1,176,578
 Liabilities and accruals for claims, assessments
  and other losses                                  1,333,966        1,129,823
 Accrued expenses and other current liabilities       408,473          524,576
                                                   ----------       ----------
Total current liabilities                           4,103,314        7,028,193
Deferred liabilities under employment agreements        --             310,794
                                                   ----------       ----------
Total liabilities                                   4,103,314        7,338,987
                                                   ----------       ----------
Common stock subject to rescission                    674,124          674,124
                                                   ----------       ----------
Stockholders' deficit:
 Class A convertible preferred stock, stated value
  and liquidation preference $1.00 per share;
  authorized 5,000,000 shares; issued and
  outstanding - 500,000 shares in 1998                 55,000            --
 Class B convertible preferred stock, stated value
  and liquidation preference, $1.00 per share;
  authorized 10,000,000 shares; issued and
  outstanding, 100,000 shares in 1998 and
   2,953,125 shares in 1997                            54,764        1,617,260
 Common stock - $.001 par value; authorized
  50,000,000 shares; issued and outstanding,
  36,862,159 shares in 1998 and 12,083,646
  shares in 1997                                       36,862           12,084
Additional paid in capital                         23,039,796       18,399,891
Accumulated deficit                               (27,582,654)     (27,654,152)
                                                   ----------       ----------
Total stockholders' deficit                       ( 4,396,232)      (7,624,917)
                                                   ----------       ----------
Total liabilities and stockholders' deficit     $     381,206     $    388,194
                                                   ==========       ==========

See Notes to Consolidated Financial Statements

                    UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Nine Months Ended      Three Months Ended
                                            September 30,           September 30,
                                        ---------------------   ---------------------
                                           1998       1997        1998         1997
                                        ---------   ---------   ---------   ---------
Net revenues                          $   123,300 $ 1,467,344  $  123,300  $     --
                                        ---------   ---------   ---------   ---------
Costs and expenses:
 Cost of revenues                            --        90,849        --          --
 Selling, general and administrative
  expenses                                932,286   2,707,075     179,425      48,986
 Impairment and other losses               29,273     643,501      29,273      17,773
 Depreciation and amortization             19,889     490,873       9,533      48,477
                                        ---------   ---------   ---------   ---------
Total costs and expenses                  981,448   3,932,298     218,231     115,236
                                        ---------   ---------   ---------   ---------
                                         (858,148) (2,464,954)   ( 94,931)   (115,236)
Loss from disposition of subsidiary          --    (1,595,412)       --          --
Gain from sale of license agreement          --     2,695,214        --          --
Interest income                               892       4,070        --         1,026
Interest expense                         (172,206)   (336,746)    (35,351)    (88,217)
Other income (expense), net               508,725    (114,992)    100,000         (41)
                                        ---------   ---------   ---------   ---------
Loss from continuing
 operations before income taxes          (520,737) (1,812,820)   ( 30,282)   (202,468)
Income tax benefit                       (225,000)   (332,900)       --          --
                                        ---------   ---------   ---------   ---------
Loss from continuing operations          (295,737) (1,479,920)   ( 30,282)   (202,468)

Discontinued operations:
 Income (loss) from operations of
  discontinued telecommunications
  businesses, less income tax expense
  (benefit) of $116,100 and $(32,600)
  for the nine months ended
  September 30, 1998 and 1997,
  respectively                            189,547     (53,293)       --        (9,512)
 Gain from disposition of
  telecommunications businesses,
  less income tax expense of
  $365,500 for the nine months ended
  September 30, 1997                         --       596,648        --           --
                                        ---------   ---------   ---------   ---------
Loss before extraordinary
 item                                    (106,190)   (936,565)   ( 30,282)   (211,980)

Extraordinary item - Gain from
 extinquishment of debt, less
 income tax expense of $108,900           177,688        --          --         --
                                        ---------   ---------   ---------   ---------
Net income (loss)                     $    71,498  $ (936,565) $ ( 30,282) $ (211,980)
                                        =========   =========   =========   =========

See Notes to Consolidated Financial Statements

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)


                                          Nine Months Ended      Three Months Ended
                                            September 30,           September 30,
                                        ---------------------   ---------------------
                                           1998       1997         1998        1997
                                        ---------   ---------   ---------   ---------
Basic and diluted earnings per share:

Loss from continuing
 operations                            $    (0.02) $    (0.13) $      --   $    (0.02)
Income (loss) from operations of
 discontinued telecommunications
 businesses                                  0.01         --          --          --
Gain from disposition of
 telecommunications businesses                --         0.05         --          --
Extraordinary item - Gain from
 extinquishment of debt                      0.02         --          --          --
                                        ---------   ---------   ---------   ---------
Net income (loss)                     $       --   $    (0.08) $      --   $    (0.02)
                                        =========   =========   =========   =========
Weighted average number of
 common shares outstanding             16,624,683  11,019,398  30,710,008  11,181,992
                                       ==========  ==========  ==========  ==========

See Notes to Consolidated Financial Statements

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

See Notes to Consolidated Financial Statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998


NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated balance sheet as of September 30, 1998, the unaudited consolidated statements of operations for the nine months and three months ended September 30, 1998 and 1997 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results for the full fiscal year (see
Note 7).

Certain amounts in the 1997 financial statements have been reclassified. Such amounts conform to the 1998 presentation.

Earnings per Share

Basic and diluted earnings per share for all periods presented are the same because the inclusion of incremental shares in the computation of diluted earnings per share from the assumed conversion of convertible notes, debentures and preferred stock and exercise of outstanding options and warrants and warrants to be issued in connection with conversion of convertible notes and debentures would have had the effect of reducing the per share loss from continuing operations for each of the respective periods.

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

NOTE 3  REDEMPTION OF CONVERTIBLE DEBENTURE NOTES

Effective as of March 31, 1998, the Company redeemed its $450,000 of outstanding 10% convertible debenture notes in exchange for an aggregate of 893,278 shares of its common stock and 450,000 stock purchase warrants. The carrying amount of the debt extinguished exceeded the fair value of the common stock and warrants issued in exchange for the debt by $286,588. The excess is classified as an extraordinary gain in the accompanying unaudited consolidated statement of operations for the nine months ended September 30, 1998. Of the

450,000 stock purchase warrants issued in connection with the redemption, 225,000 are exercisable at $1.50 per share at any time over a period of two years and 225,000 are exercisable at $0.20 per share at any time over a period of five years.

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

 Number
of Shares        Purpose of Issuance
Amount
---------        ---------------------------------------         -----------
  701,783        Conversion of Class B Preferred Stock           $ 1,562,496
4,458,621        Exercise of stock options granted to
                 employees and consultants                           470,862
  893,278        Extinguishment of debt                              223,320
  100,000        CCI arbitration award                                28,000
  100,000        Conversion of Class A preferred Stock                  --
9,298,334        Conversion of debt                                1,581,491
  197,200        Consulting services                                  22,788
  300,000        Settlement of employment agreement                  300,000

NOTE 6  BUSINESS ACQUISITIONS AND DIVESTITURES

In May 1998, the Company reactivated a dormant, wholly owned subsidiary, owned since January 1995, for the purpose of divesting ownership and control of the subsidiary in connection with the acquisition of one or more businesses in the telecommunications industry. A majority of ownership and control of the subsidiary was sold by the subsidiary to an outside group of managers and investors, in July 1998, and the Company received a payment of $100,000 from the subsidiary in consideration for certain undertakings by the Company. Pursuant to a Recapitalization Agreement in September 1998, the Company retained 625,000 shares of the subsidiary's common stock out of 1,000,000 shares originally owned. In October 1998, the subsidiary acquired a switchless reseller of long distance telephone services. The subsidiary company is now known as "Intelicom International, Inc. "Intelicom". The Company has partially fulfilled its undertakings to Intelicom by transferring 255,000 shares of Intelicom shares which it retained to certain persons, or their nominees, identified by the management of Intelicom, who rendered consulting services to Intelicom and by declaring a dividend to the Company's stockholders of record on October 30, 1998, payable in an aggregate of 300,000 shares of Intelecom owned by the Company. The Company retained 70,000 shares for investment and future sale. The designee of the Company's chairman received 25,000 shares of Intelicom owned by the Company in payment for services, which the chairman rendered to the subsidiary.

On November 6, 1998, Intelicom's board of directors, consisting solely of Mr. Mark D. Cobb, approved a one share for ten shares reverse split, which reduced the Company's retained shares to 37,000 shares, and authorized the issue of a total of 234,000 shares to two investors of cash in Intelicom. On November 7, 1998, Mr. Cobb approved the issue of an aggregate of 750,000 shares to himself and two consultants. On November 9, 1998, upon learning of Mr. Cobb's actions as sole director, the Company and other stockholders, believing they comprised a majority of Intelicom's issued and outstanding voting stock, sought to cancel Mr. Cobb's actions and to remove him as the director. The Company has also been advised that the seller in Intelicom's single acquisition has given notice of financial breach and intends to recover ownership of the company sold to Intelicom. Based on these factors, the Company has not determined whether or not it is appropriate to proceed with distribution of the dividend.

NOTE 7 RESTATEMENT OF FINANCIAL RESULTS

The Company has restated its consolidated financial results for the nine months ended September 30, 1998 and 1997, to (i) retroactively record the shares of the Company's common stock returned to the Company in connection with the rescission of business acquisitions at their fair value and (ii) to reflect a revised allocation of the provisions for income taxes among continuing operations, discontinued operations and the extraordinary item from the extinquishment of debt. The shares of common stock returned to the Company in connection with the rescission of business acquisitions were previously valued and recorded at their original issue prices at the time of the respective business acquisitions. The effect of adjusting the value assigned to the shares of the Company's common stock returned to the Company in connection with the rescission of business acquisitions and the revised allocation of income taxes was to (i) decrease the Company's loss from continuing operations, income from discontinued operations and the gain from the extinquishment of debt for the nine months ended September 30, 1998, as previously reported, by $225,000, $116,100 and $108,900, respectively, and (ii) increase the loss from continuing operations by $1,543,933 and decrease the loss from discontinued operations and the gain from the disposition of telecommunications businesses for the nine months ended September 30, 1997 by $3,600 and $13,744, respectively. The restatement of operating results had no effect on previously reported net income for the nine months ended September 30, 1998. The effect on net loss for the nine months ended September 30, 1997 was an increase of $1,554,077.

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

Under the terms of the alliance agreement between the Company and HMG, the Company and HMG are to share approximately $1,192,000 in revenue upon completion of the healthcare cost recovery phase of the service agreement (the "Agreement") between HMG and Chrysler Corporation, as provided for in the Agreement. The Company anticipates that it will recognize additional revenue, up-to approximately $548,000, from the Agreement upon completion of the cost recovery phase of the Agreement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $932,286 and $2,707,075, respectively, for the nine months ended September 30, 1998 and 1997, and $179,425 and $48,986, respectively, for the three months ended September 30, 1998 and 1997. The decrease in selling, general and administrative expenses for the nine months ended September 30, 1998 versus 1997 was due to the disposition of HMT and cost reduction measures undertaken in 1997 as a result of continued operating losses. The selling, general and administrative expenses eliminated from the results of operations for the nine months ended September 30, 1998 versus 1997 as a result of the disposition of HMT totaled $1,129,379; and, cost reduction measures had the effect of reducing selling, general and administrative expenses by approximately $645,000. Cost reduction measures included consolidation of the Company's remaining operations, closure of the corporate offices of subsidiaries and reductions in staffing levels due to reduced business volume. The increase in selling, general and administrative expenses for the three months ended September 30, 1998 versus 1997 is principally due to higher legal fees associated with ongoing legal matters, higher costs from consulting and other professional services related to the Company's ongoing business and restructuring efforts and changes, from period-to-period, in the carrying value of deferred compensation assets and liabilities.

IMPAIRMENT AND OTHER LOSSES

For the nine months ended September 30, 1998, the Company reported impairment and other losses totaling approximately $29,273 compared to $643,501 for the same period last year. The Company wrote off, as impairment and other losses in 1997, approximately $625,700 of deferred compensation assets related to certain employment agreements. For the three months ended September 30, 1998, impairment and other losses were $29,273 as compared to $17,773 for the same period last year. Impairment and other losses for the three-month periods are principally the result of adjustments to the recorded amounts of assets and liabilities.

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

Results of operations for the nine months ended September 30, 1997, include a loss from the disposition of HMT of $1,595,412, a gain of approximately $2,695,000 from the sale of a license agreement and financing fees of approximately $120,000 incurred in connection with the issuance of its 4% convertible debentures. The loss from the disposition of HMT was principally due to a decrease in the Company's stock price from the date of its acquisition of HMT to the date of the rescission of the HMT acquisition agreement.

INCOME TAXES

Income tax benefits applicable to continuing operations were 43.2% and 18.4% of pre-tax loss from continuing operations for the nine months ended September 30, 1998 and 1997, respectively. The principal reasons for the differences between the effective income tax rates during the periods and the Federal statutory rate of 34% were the changes during the respective periods in the net deferred income tax valuation allowance. As of September 30, 1998 and 1997, the Company's deferred tax assets exceeded its deferred tax liabilities and were fully reserved at each of those dates.

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

For the nine months ended September 30, 1997, the Company recorded pretax gains of approximately $25,000 and $937,148 from the disposition of certain of TNI's assets and from the rescission of the ATI acquisition agreement, respectively.

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

Over the past several years, the Company has incurred substantial operating losses; and, at September 30, 1998, the Company has an excess of total liabilities over total assets of approximately $4.4 million and an excess of current liabilities over current assets of approximately $3.8 million. These factors, among others, have diminished the Company's ability to attract equity or debt capital, have required the Company to cease further development of its healthcare management software technology and redirect its business and have made it difficult for the Company to carry on normal operating activities. As of September 30, 1998, the Company does not have any used or unused lines of credit or any other committed and unused financing facilities. Consequently, it is uncertain whether or not the Company will have available sufficient cash resources to continue operations, in which case the Company would be required to seek other alternatives, including sale, merger or discontinuance of operations.

YEAR 2000 ISSUES

The Year 2000 issue is the result of shortcomings in electronic data processing systems and other electronic equipment that may adversely effect business operations.

The Company's management is making efforts to determine the possible effects of Year 2000 issues on its operations. Management is also attempting to determine if its significant vendors, service providers and other third parties upon which it relies have addressed or will be able to address any affected systems which may have a bearing on the Company's operations. Because the Company is focusing its business on strategic alliances with service providers and other third parties, it is largely dependent upon those service providers and third parties to ensure that shortcomings in their electronic data processing systems and their electronic equipment that may adversely effect their business operations are addressed. It remains uncertain whether the potential disruption from Year 2000 issues will have a material effect on the Company's business operations as the Company is largely dependant upon service providers and third parties. The accompanying financial statements contain no provision or adjustments related to the ultimate outcome of this uncertainty.

While the Company has not fully assessed all of its relationships or its state of readiness for the Year 2000, it believes that its service providers and other third parties upon it relies and who have far greater financial resources than the Company are making efforts to address Year 2000 compliance.

The Company's information and electronic data processing systems are purchased and maintained by nationally recognized third party vendors. The Company does not anticipate spending any significant amounts for Year 2000 compliance. Assuming the Company's customers and suppliers are Year 2000 compliant, the Company does not anticipate that Year 2000 compliance will cause any loss of business or have any material adverse effect on the Company's results of operations or financial condition.


[REMAINDER OF PAGE LEFT BLANK]

SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 1998, the Company was subject to an Involuntary petition under Chapter 7 of the U.S. Bankruptcy Code, Case No. 98-09299-8P7 (the "Petition), brought against the Company by certain former employees and consultants and creditors of the Company and its subsidiaries. The Company's subsidiaries were not named as parties to the Petition. The Company intends to vigorously defend the Petition and believes it will prevail in its defense of the Petition.

On February 3, 1998, the Company agreed to a stipulated award in arbitration in favor of the former shareholders of CCI. The award required, among other things, that the Company (i) convert 200,000 shares of its Class A Preferred Stock, held by the former shareholders of CCI, into 100,000 shares of its common stock and (ii) issue another 200,000 shares of Class A Preferred Stock to the former CCI stockholders, which is also convertible into 100,000 shares of the Company's common stock, and give the former shareholders of CCI the ability to seek a summary judgment against the Company for $500,000, without opposition, or accept 500,000 shares of the Company's Class A Preferred Stock in lieu of a summary judgment. During 1998, the Company issued 100,000 shares of its common stock, upon conversion of previously issued preferred stock, and 100,000 shares of its common stock and 500,000 shares of its Class A Preferred Stock to the former shareholders of CCI in satisfaction of the award. The Company believes it has complied with all of the provisions and terms contained in the award to the former stockholders of CCI but the Company is aware of a possible action by the former shareholders of CCI to set aside the Company's compliance with the terms of the award. As a result of this uncertainty, the Company relieved the obligations due under the acquisition notes payable to the former stockholders of CCI from its consolidated balance sheet but increased its accrual for claims, assessments and other liabilities by $300,000. It is not possible to predict the likely outcome of any action the former stockholders may take to set aside the Company's compliance with the award; however, the Company believes it has meritorious defenses against any such action.

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



Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits (filed herewith):

10.44  Form of Recapitalization Agreement

27.9   Financial Data Schedule ( Nine Months Ended September 30,
1998, as amended).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The undersigned person was not an officer or director of the registrant for the period covered by this report.

HITSGALORE.COM, INC.                              Date:  May 26, 1999


/s/ Steve Bradford
-----------------------------------------
Steve Bradford
President, Principal Executive Officer,
Principal Accounting Officer and Director