Form 10-K
period 1998-12-31
HITSGALORE COM INC
filed 1999-05-26
CIK 949857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998

OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number 000-26668

HITSGALORE.COM, INC.
-----------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)


        FLORIDA                                65-0036344
-----------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)          Identification No.)

10134 6th Street, Suite J, Rancho Cucamonga, CA  91730
-----------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code           (909) 481-8821

SYSTEMS COMMUNICATIONS, INC.
-----------------------------------------------------------------------------
(Former name)

4707 140th Avenue North, Clearwater, Florida 33762
-----------------------------------------------------------------------------
(Former Address)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X _


(Continued on next page)

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 1999, (based on the average of the high and low bid prices of such stock on the over-the-counter securities market) was approximately $42,929,000.

The number of outstanding shares of the registrant's common stock, $.001 par value, as of March 31, 1999 was 45,305,396, after giving effect to the reverse stock split, in the ratio of one share for each seven shares, declared effective as of the close of business on March 18, 1999, and to the Reorganization and Merger Agreement, as more fully described elsewhere herein.









[REMAINDER OF PAGE LEFT BLANK]

Item 1.  BUSINESS.

Corporate History-

Hitsgalore.com, Inc., a Florida corporation (the "Company"), formerly Systems Communications, Inc., was incorporated as Florida One Capital Corporation in 1987 and made an initial public offering of its common stock in 1988 as a blank check company for the purpose of acquiring other companies. The Company underwent several corporate name changes from its inception until 1991 when it changed its name to Systems Communications, Inc. On March 19, 1999, the Company and Hitsgalore.com, a Nevada corporation, completed a reorganization and merger (the "Reorganization and Merger Agreement"). Pursuant to the Reorganization and Merger Agreement, (a) the Company transferred its existing business, properties and assets to International Healthcare Solutions, Inc. ("IHSI") and caused IHSI to assume the obligations, debts and liabilities of the Company and, then, (b) Hitsgalore.com was merged into the Company and the Company changed its name to Hitsgalore.com, Inc. The Company also declared a reverse split of its issued and outstanding common stock, in the ratio of one share for each seven shares, immediately prior to the merger (see "The Reorganization" and "The Merger").

General Business History-

During 1990 and 1991, the Company acquired and divested companies engaged in the eye glass distribution and residential building industries and for a brief period of time, operating under the name of Highland Healthcare Corporation, was under the control of another publicly-owned blank check company formed for the purpose of acquiring healthcare related businesses. Beginning in August 1994, the Company acquired various businesses engaged in the telecommunications and healthcare cost containment industries. These acquisitions included (i) Ameristar Telecommunications, Inc. ("ATI"), a reseller of long-distance telephone and pay-per-view television services and products, principally to the hospitality industry, (ii) Coast Communications, Inc. ("CCI"), whose principal business was the installation and servicing of pay-per-view television equipment, (iii) LCI Communications, Inc. ("LCI"), Comstar Network Services, Inc. ("Comstar"), Intelicom International Holding, Inc. ("Intelicom"), formerly Affiliated Communications, Inc., and Telcom Network, Inc. ("TNI"), all of which were engaged in the business of reselling telecommunications services, (iv) National Solutions Corporation ("NSC"), which is engaged in the healthcare cost containment business, and (v) Health Management Technologies ("HMT"), whose principal business was the development, sale and maintenance of medical management computer software.

In 1996 and 1997, the Company sold, abandoned or otherwise disposed of its ownership interests in ATI, CCI and HMT, sold substantially all of the operating assets of TNI and discontinued the operations of all of its remaining telecommunications businesses. As of December 31, 1998, NSC, LCI, Comstar, TNI and two newly-formed subsidiaries, IHSI and Ameritel Communications Systems, Inc. ("Ameritel"), all of which are wholly owned subsidiaries, and Intelicom, in which the Company has an approximate 15.0% minority interest, were all inactive. The Company's ownership in all of these subsidiary companies was transferred to IHSI on March 19, 1999 as a part of the Reorganization and Merger Agreement (see "The Reorganization" and "The Merger").

Bankruptcy Proceeding-

The Company was subject to an Involuntary Petition under Chapter 7 of the U.S. Bankruptcy Code (the "Petition") which was filed against the Company on June 1, 1998 in the United States Bankruptcy Court for the Middle District of Florida (Case No. 98-09299-8P7). The Petition did not include any of the Company's subsidiaries. On April 20, 1999, the U.S. Bankruptcy Court issued an order dismissing the Petition.

The Reorganization-

Immediately prior to the merger with Hitsgalore.com, a Nevada corporation ("Old Hitsgalore.com"), described below (the "Merger"), the Company completed a reorganization. As part of the reorganization, the Company declared a share consolidation (a reverse split) of its then issued and outstanding common stock, options, warrants and other rights to purchase its common stock. The reverse split reduced each seven shares of common stock outstanding to one share. The reverse split also applied to all outstanding options, warrants, convertible securities and other rights to acquire the Company's common stock. The effect of the reverse split was such that the Company would have approximately 8,000,000 shares of common stock issued and outstanding, assuming exercise of all such options, warrants and other rights. The Company also transferred its then existing business, properties and assets, to International Healthcare Solutions, Inc., Florida corporation organized by the Company for this purpose ("IHSI"). In consideration for the transfer, the Company received twenty million shares of IHSI, constituting all of the outstanding common stock of IHSI, thus making IHSI a wholly owned subsidiary of the Company. The Company also declared a dividend in kind, payable in all of the shares of IHSI common stock, to the Company's stockholders of record on April 6, 1999. In furtherance of the dividend, the ISHI common stock was transferred into a constructive trust for the benefit of the Company's stockholders. The IHSI common stock is to be distributed to the Company's stockholders entitled to receive the dividend when a registration statement covering the distribution under the Securities Act of 1933 becomes effective. Although the Company expects IHSI to file such registration statement promptly, there is no assurance as to when it will be filed or when it will become effective. In connection with the transfer of the Company's previous business, properties and assets to IHSI, IHSI assumed all the obligations, debts and liabilities of the Company that existed at that time. Accordingly, IHSI became jointly and severally liable with the Company for such obligations, debts and liabilities. Until all of such obligations, debts and liabilities are satisfied or the Company is released therefrom, the Company has a security interest in the assets transferred to IHSI. On a pro forma basis as of December 31, 1998, the liabilities assumed in connection with the transfer of the assets to IHSI totaled approximately $3.3 million and the assets transferred to IHSI totaled approximately $466,000, net of cash. As of the date hereof, the liabilities assumed in the merger have been reduced to approximately $687,000, which consists primarily of amounts accrued for unsettled contingencies.

The Merger-

On March 19, 1999 (the "Effective Date"), the Company and Old Hitsgalore.com, completed the Merger pursuant to the Merger and Reorganization Agreement. In the Merger, Old Hitsgalore.com was merged into the Company and Old Hitsgalore.com's outstanding common stock was converted into 37,675,000 shares of the Company's common stock. In the Merger, the Company changed its name to Hitsgalore.com, Inc. For accounting purposes, the acquisition of Old Hitsgalore.com has been treated as a recapitalization of Old Hitsgalore.com, with Old Hitsgalore.com as the acquirer.

Absence of Stockholder Approval of the Merger-

The Company's stockholders of record immediately prior to the Effective Date have not approved the merger of Old Hitsgalore.com into the Company. Approval by the Company's stockholders would not have been required under Florida corporate law, but for the change of the Company's name in the Articles of Merger to Hitsgalore.com, Inc. from Systems Communications, Inc. The Company has been advised by counsel that the Merger is deemed, nevertheless, to be effective as a merger in fact (a defacto merger). A defacto merger may be voidable by action or vote of a majority of the Company's stockholders at the date of the merger, although stockholders are not given a right by Florida law to seek avoidance of the Merger. Absent such statutory right, only the state has authority to seek avoidance of the Merger. The Company does not believe that either a majority of such stockholders or the state would seek to overturn the Merger.

The Company intends to call a special meeting of all record owners of the Company's common stock at the date of the Merger and who had the right to vote on the Merger. The special meeting will be called and conducted in accordance with the bylaws of the Corporation. The Company will distribute an information statement to stockholders in accordance with the requirements of
Section 14(c) of the Securities Exchange Act of 1934, as amended, ("Exchange Act"). The purpose of the special meeting will be to obtain a ratification of the Merger by a vote of a majority of such stockholders. The Company intends to call the special meeting as soon as practicable. For reasons described below, the Company believes a majority of such stockholders will vote in favor of ratification of the Merger.

On February 6, 1999, the Company informally gathered persons who management believed were the record holders of a majority of the Company's then issued and outstanding common stock and entitled to vote on the merger. Notwithstanding the fact that such persons were assembled together and purported to cast votes in favor of the merger, they executed a document entitled "Action by Written Consent". The Company did not give notice of this purported special "meeting", as required by the Bylaws, to all stockholders of record. Based upon the favorable vote at this "meeting", the Company entered into the Merger. A later evaluation of this "meeting" and of the record of stock ownership by the persons in attendance revealed that it was not a proper special meeting of stockholders and that a majority of the then issued and outstanding shares of common stock was not represented at the "meeting", either in person or by proxy, in view of the fact that some of such persons purported to represent other stockholders without holding a proxy or other form of written authorization to do so. In light of this circumstance, the persons who comprised the Company's management prior to the Merger again assembled on April 16, 1999 the record holders of a majority of the Company's common stock at the date of the merger. The purpose of this purported special "meeting" was to ratify the Merger. This "meeting" was conducted by conference telephone. Once again, notice of this "meeting" was not given as required by the Bylaws. Accordingly, neither "meeting" was a duly constituted meeting of stockholders, but could be characterized as a non-binding "straw poll" of the persons participating. The persons participating in the conference call, seventeen in number, did hold of record a majority of the Company's issued and outstanding common stock on the date of the Merger and did indicate their vote for approval of the Merger. The Company has no reason to believe that any of such persons will vote against ratification of the merger when the Company does call a special meeting, in accordance with the Bylaws and subject to proper compliance with Section 14(c) of the Exchange Act.

Dissenters' rights-

Under Florida law, stockholders dissenting from the merger have the right, called "dissenters' rights", to elect to receive the fair value of ownership in a party to the merger in lieu of the shares which they would receive or retain in the merger. In general, the fair value of the dissenter's interest in the merger party is determined by an independent appraisal of the merger party's business and assets, and is not determined by the market value of the party's shares in the public market. Accordingly, a stockholder of the Company immediately prior to the merger who votes against ratification of the merger would be entitled, upon demand in accordance with governing law, to exercise dissenters' rights. The Company intends to acknowledge dissenters' rights beginning at and from the date the Company obtains a valid ratification vote on the merger. The Company believes that no stockholder entitled to elect dissenters' rights will do so in view of the fact that (i) the shares which such stockholder will receive from the Company in the dividend spin off of the common stock of IHSI, subject to registration of the shares under the Securities Act, will represent the same percentage of ownership in the entire, same business conducted by the Company immediately prior to the Merger, as was then represented by the stockholder's stock in the Company immediately prior to the Merger, (ii) the probable appraisal value of the Company's business and assets immediately prior to the Merger is expected to be insignificant, and
(iii) the value of the Company's common stock in the public securities market after the merger exceeded the value of the common stock in the public securities market immediately prior to the Merger, as adjusted for the reverse split effected in the reorganization. Furthermore, the Company believes the market value of the Company's common stock in the public securities market immediately following the Merger, as well as at the date hereof, exceeds the probable appraisal value of the Company's business and assets immediately prior to the Merger.

Current Business-

As a result of the Merger, the Company is now engaged in the business of an internet, business-to-business search engine. Old Hitsgalore.com was organized on July 21, 1998, began beta operations in August 1998 and launched its website in November 1998. As an internet search engine, the Company provides a searchable database for businesses bringing people ("hits") to their internet websites. Revenues are derived from the sale of sponsorships, keyword bid and rank rights, audio banners, advertising and local city editions. A local city edition ("LCEs") on the Company's website provides a local community search engine and local city content, serviced locally by the licensee the Local City Editor ("LCE").

Sponsorships are sold for $99.00 and give the purchaser, or "sponsor", 200 banners (miniature advertisements) and placement of the banners on the Company's website. The sponsor can give the individual banners away or sell them. Should a banner customer of the sponsor also purchase a sponsorship, the Company, pays a referral fee to the sponsor equal to 25% of the $99.00 purchase price. Referral fees are only paid on purchases of sponsorships by the banner customers of the sponsor and not on purchases of sponsorships, if any, subsequently sold by the banner customers of the original sponsor.

Keyword bid and rank revenues are based on the amount a customer is willing to bid to ensure the order of placement of the description of his or her website and link to the customer's web page in the search results when the customer's specified keyword is entered. The higher the bid amount, the higher the placement on the results of keyword searches. The Company deducts the bid amount for each click-through to the bidder's website from a non-refundable deposit balance maintained by each customer who bids. The non-refundable deposit amount varies based on the amount of the bid price and ranges from $25.00 to $99.00.

LCE's have the right to use the Company's proprietary software, website, programming and website content for purposes of maintaining a website with local city or geographic content. The LCE has full discretion, with certain content limitations, to among other things, sell their own advertising and banners, place articles and links to other websites of local interest on the local city website and sell the Company's products. The Company may also contact and sell sponsorships and keyword bid and rank rights to the local city banner customers. The fees have been $1,495, $3,000 and $5,000 for a one, two and three year license, respectively. Under the terms of the LCEs, the LCE earns commissions based on any revenues derived by the Company from the local city customer. The commission rate ranges from 35% to 59% of the revenues derived by the Company from sales made to the local city customer.

Certain Matters related to the Offer and Sale of Local City Edition Licenses-

Beginning in January 1999 and ending in April 1999, the Company offered LCEs for sale on its web site. During that period, it sold LCEs to 37 persons, plus The Life Foundation Trust. Each LCE is granted a limited non-exclusive use of the proprietary software, the website and the programming and content therein. Some of the LCEs also entitle the LCE to earn a performance bonus equal to the price paid for the license, if the LCE earns commission income from the sale of the Company's products during the first six months of the license period equal to or in excess of the price of the license. The performance bonus is payable in shares of the Company's common stock at no additional cost to the LCE. The Company has been advised by counsel that the Company's offering of the stock performance bonus feature may constitute an unregistered public offering of securities. Accordingly, the Company has made an undertaking to notify all LCEs to which the stock performance feature applies that the Company will not deliver shares of its common stock in payment of the performance bonus, but that the performance bonus will be paid in cash.

The Company ceased offering LCEs in April 1999 as a result of the sale in a negotiated transaction of LCEs for up to 200 major metropolitan areas and other cities to Life Foundation Trust. The Company is reviewing whether the offer and sale of the limited number of LCEs complied with all applicable state and federal regulations. The Company believes that up to twelve months will be required for it to initiate operation of the 200 LCEs under its agreement with Life Foundation Trust. After the Company has established operations under the LCEs purchased by the Life Foundation Trust, the Company may again offer LCEs to others. The Company has not made any decision on this matter. In the event the Company again offers LCEs, the Company intends to comply with the requirements of state and federal laws governing the sale of securities, franchises and business opportunities, as may be appropriate at that time.

Previous Business-

The Company was previously engaged in the resale of long-distance telephone and pay-per-view ("PPV") television services and products ("Telecommunications") and in the healthcare cost containment business ("Healthcare"). As of December 31, 1998, the Company had sold, abandoned, discontinued or otherwise disposed of its telecommunications businesses and was engaged, solely, in the healthcare cost containment business. After the Reorganization and Merger Agreement, which was effective as of March 19, 1999, and the transfer of the Company's then existing business, properties and assets to IHSI, the Company is now engaged solely in the business of an internet business to business search engine.

Following is a description of the Company's business for the past five years and prior to giving effect to the Reorganization and Merger Agreement. All of the Company's business, properties and assets at the time of the Reorganization and Merger Agreement were transferred to IHSI for a spin-off to the Company's stockholders.

Healthcare-

The Company entered the healthcare cost containment business with the acquisition of National Solutions Corporation ("NSC") in 1995. The Company pursued development for commercial use of licensed healthcare management information systems technology designed to manage the healthcare benefit costs of large self-insured companies. The Company licensed the systems technology under a Cooperative Research and Development Agreement ("CRDA") with the U.S. Army. The licensed technology was a part of the Civilian Health and Medical Program for the Uniformed Services ("Champus") program developed by the U.S. Armed Services. The Company suspended development of the licensed technology in June 1997 and the CRDA expired in June 1998. The Company attempted to augment its healthcare cost containment business with the acquisition of Health Management Technologies ("HMT"), in March 1996, whose principal business was the development, sale and maintenance of medical management PC based computer software but disposed of that business in a rescission transaction in June 1997.

After suspension of development of the licensed technology acquired under the CRDA and the disposition of HMT, the Company redirected its business strategy and began to develop a network of other healthcare management companies that, collectively, offered a wide array of healthcare cost containment and case management services and products for resale by the Company to large self insured companies on a fee income or revenue sharing basis.

The Company initiated this strategy in 1997, beginning with a strategic alliance agreement (the "Alliance Agreement") between the Company and HMG Health Care Claims Auditing, Inc. ("HMG"). The strategic alliance with HMG gave the Company the ability to, among other things, provide electronic review and reporting of health care claims paid and on an ongoing basis to identify duplicate, erroneous or medically inconsistent charges, payments for ineligible patients and other responsible party liabilities from other group benefit programs, workers' compensation coverage, motor vehicle or third party liability coverage, payments for non-covered services, misapplied deductibles and co-payments and provider agreement compliance.

In 1998, HMG, as the Company's alliance partner, and the Company negotiated a service agreement (the "Service Agreement") with Chrysler Corporation to perform retrospective analysis and recovery services for pharmaceutical claims paid during 1998 by the auto maker. Pursuant to the Service Agreement and Alliance Agreement, the Company and HMG were to receive a monthly fee of $4,000 and $12,000, respectively, from the auto maker and were to share on a 50%-50% basis twenty percent (20%) of claims recovered, up to $5,000,000 of recovered claims in the aggregate. HMG began performance under the Service Agreement in May 1998. Amounts payable to the Company under the Alliance Agreement are being withheld pending HMG's performance under the Service Agreement and were a part of the assets transferred to IHSI in connection with the Reorganization and Merger Agreement.

The Company had also entered into an alliance agreement with Haddon National Companies, Inc. located in Maple Shade, NJ ("HNCI") and had an alliance agreement with a major pharmaceutical manufacturer. The alliance agreement with HNCI gave the Company the ability to sell and market HNCI's claims administration and processing services, medical and surgical cost containment services and Medicare A and B validation services to large self-insured corporations, third party administrators, commercial health insures and other managed healthcare companies. The alliance with the major pharmaceutical manufacturer allowed the Company to sell and market the healthcare cost containment products of its other alliance partners to the pharmaceutical manufactures' customers. As of the date of the Reorganization and Merger Agreement, the Company had not realized any benefits from these two alliances and such benefits, if any, are to be realized by IHSI.

Telecommunications-

As described above, the Company entered the telecommunications business in 1994 with its acquisitions of ATI and CCI and further augmented its telecommunications businesses in 1995 with the acquisition of TNI and certain other resellers of telecommunications products and services. These businesses were engaged in the switch-less resale of long-distance telephone services to residential and small business customers and the sale of PPV television and long-distance telephone products, principally to the hospitality industry. Following each of these acquisitions, the acquired businesses experienced diminishing revenues and continued to incur operating losses. Consequently, the Company decided to dispose of or otherwise discontinue the operations of those businesses. See "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and the notes to the consolidated financial statements included elsewhere herein.

Employees-

Following completion of the Reorganization and Merger Agreement, the Company had 15 employees and 5 contract programmers on staff.

ITEM 2.  PROPERTIES.

The Company does not own any properties. All office space is leased and consists of approximately 1,420 square feet, in the case of its facilities located in Cucamonga, CA, and approximately 1,450 square feet, in the case of the facilities occupied by IHSI. The facilities occupied by IHSI were transferred to IHSI in connection with the Reorganization and Merger Agreement and a separate lease was executed. Accordingly, the Company has no future obligations under that lease. The Company believes that its leased facilities are adequate for its current needs and that additional suitable facilities will be available, as required.

ITEM 3.  LEGAL PROCEEDINGS.

As of December 31, 1998, the Company was subject to an Involuntary Petition under Chapter 7 of the U.S. Bankruptcy Code (the "Petition"). The Petition was filed against the Company on June 1, 1998 in the United States Bankruptcy Court for the Middle District of Florida (Case No. 98-09299-8P7). The Petition did not include any of the Company's subsidiaries. On April 20, 1999, the U.S. Bankruptcy Court issued an order dismissing the Petition. The Company was also subject to various other legal and administrative proceedings. As of December 31, 1998, the Company had accrued liabilities totaling approximately $1.4 million for loss contingencies related to these proceedings. Amounts provided, as of December 31, 1998, are estimates and, as such, are subject to change upon final resolution. Certain of these proceedings were settled subsequent to December 31, 1998 for less than accrued amounts. For a more complete discussion of legal proceedings, see
Note 14 to the consolidated financial statements included elsewhere herein.

The Company is aware that at least two law firms have announced their intent to file class action complaints involving the purchase of the Company's securities in periods following the Merger up to the date of publicity surrounding the judgement against Mr. Reed described in Item 10 "Directors and Executive Officers of the Registrant". The announcements appear to be based primarily on an alleged omission of disclosure in the Company's report on Form 8-K filed with the Securities and Exchange Commission regarding Mr. Reed and the action brought against Mr. Reed by the Federal Trade Commission (see Item 10 "Directors and Executive Officers of the Registrant").

The Company does not believe that it has made any misrepresentations or omissions in documents filed with the Securities and Exchange Commission and intends to vigorously defend any actions brought against it arising from such class action complaints. The Company is not able to determine the probability of a class action claim, or if one or more claims are asserted, their potential outcome. No provision has been made in the accompanying financial statements related to this uncertainty.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

See "Business - Absence of Stockholder Approval of the Merger".

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Prior to the Reorganization and Merger Agreement, the Company's common stock was quoted under the stock symbol "SCMI" on the OTC Bulletin Board and over the counter market. Upon completion of the Merger and Reorganization Agreement, the Company's common stock was quoted under the stock symbol "HITS" on the OTC Bulletin Board and over the counter market. Beginning on April 7, 1999, the Company's common stock is quoted under the stock symbol "HITT" on the OTC Bulletin Board and over the counter market. The following table sets forth the approximate high and low bid quotations for the Company's Common Stock for each quarter during the last two years. Such high and low bid quotations have been adjusted for the reverse stock split, in the ratio of one share for each seven shares, declared effective as of the close of business on March 18, 1999. These bid quotations are inter-dealer prices without retail markup, mark-down or commission, and may not represent actual transactions.

Quarter ended          High bid       Low bid
-------------         ----------     ---------
March 31, 1997        $ 10.50       $ 10.0625

June 30, 1997            2.1875        1.19675

September 30, 1997       2.84375       1.3125

December 31, 1997        2.40625       1.3125

March 31, 1998           3.9375        0.91

June 30, 1998            2.31          0.63

September 30, 1998       0.98          0.14

December 31, 1998        0.63          0.07

The high and low bid quotations for the Company's common stock on April 15, 1999 were $6.75 and $6.25 per share, respectively. As of the date hereof, there is no market for the Company's outstanding warrants, options or convertible debentures and a market is not expected to develop.

There are no restrictions on the declaration or payment of dividends or any provisions that restrict dividends. The payment by the Company of dividends in the future rests within the discretion of the Company's Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements, its financial condition and other relevant factors.

The Company has not paid any dividends on its common stock. Effective as of October 30, 1998, the Company declared a dividend in kind to its stockholders of 300,000 shares of common stock of Intelicom International Holding, Inc.; and, effective as of April 6, 1999, the Company declared a dividend in kind to its stockholders of 20,000,000 shares of common stock of International Healthcare Solutions, Inc. Distribution of these dividends is subject to the effectiveness of registration statements under the Securities Act of 1933, as amended, which are to be filed by IHSI.

As of March 31, 1999 Company had approximately 550 registered owners of its common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected historical and pro forma financial data has been derived from the financial statements and pro forma information of Hitsgalore.com, Inc. (a development stage enterprise), formerly Systems Communications, Inc., as of December 31, 1998 and for the period from inception (July 21, 1998) to December 31, 1998, included elsewhere herein. Hitsgalore.com, a Nevada corporation ("Old Hitsgalore.com"), was merged into the Company, effective as of March 19, 1999 and the Company changed its name to Hitsgalore.com, Inc. For accounting purposes, the acquisition of Old Hitsgalore.com has been treated as a recapitalization of Old Hitsgalore.com, with Old Hitsgalore.com as the acquirer. As a result of the merger, the historical financial statements and operations of Old Hitsgalore.com became those of the Company. The following selected pro forma information includes adjustments to retroactively reflect the equivalent number and par value of the shares of the Company's common stock issued and outstanding after giving effect to the merger and the obligations, debts and liabilities assumed in the merger. The pro forma operations and per share data of the Company, as set forth herein, are not necessarily indicative of the future operations of the Company. See "Item 1 - Business".


INCOME STATEMENT DATA:

                                               For the Period from Inception
                                                    to December 31, 1998
                                               -----------------------------
                                                Historical        Pro Forma
                                               ------------     ------------
Net revenues                                  $      17,779    $      17,779
Net income                                            1,007            1,007
Basic earnings per share                               0.07              --
Diluted earnings per share                             0.06              --


BALANCE SHEET DATA:
                                                      December 31, 1998
                                                   -----------------------
                                                   Historical    Pro Forma
                                                   ----------    ---------
Current assets                                    $     1,984  $    20,713
Current liabilities                                    30,727    3,293,360
Total assets                                           31,734       50,463
Total liabilities                                      30,727    3,293,360
Stockholders' equity (deficit):
 Convertible preferred stock                             --        109,764
 Common stock                                            --         45,187
 Additional paid in capital                              --           --
 Retained earnings (deficit)                            1,007   (3,397,848)
Total Stockholders' equity                              1,007   (3,242,897)


The following tables set forth selected financial data of the Company for each of the five years in the period ending December 31, 1998, before giving effect to the Reorganization and Merger Agreement. Pursuant to the Reorganization and Merger Agreement, (a) the Company transferred its existing business, properties and assets to International Healthcare Solutions, Inc. ("IHSI") and caused IHSI to assume the obligations, debts and liabilities of the Company and, then, (b) Old Hitsgalore.com was merged into the Company and the Company changed its name to Hitsgalore.com, Inc. The Company also declared a reverse split of its issued and outstanding common stock, in the ratio of one share for each seven shares, immediately prior to the merger.

The selected financial data for the years ended December 31, 1997 and 1996 has been restated to (i) reflect the operations, assets and liabilities of CCI, and related acquisition indebtedness, in the consolidated financial statements and
(ii) to value the shares of common stock returned to the Company's in connection with rescinded business acquisitions at their fair market value on the dates of the respective rescission transactions (see Note 19 to the consolidated financial statements included elsewhere herein). Earnings per share data for all periods presented has been restated to reflect the reverse split of the Company's common stock, in the ratio of one share for each seven shares, declared effective as of March 18, 1999. These tables should be reviewed in conjunction with the consolidated financial statements of the Company as of December 31, 1998 and for each of the three years then ended and the notes thereto appearing elsewhere herein.

INCOME STATEMENT DATA:
                                          Year Ended December 31,
                         -----------------------------------------------------------
                           1998        1997          1996         1995        1994
                        ---------    ---------    ----------    ---------    -------
Net revenues          $   123,487  $ 1,498,533  $  2,832,123   $   91,106  $    --
Loss from
 continuing operations
 before income taxes   (1,034,428)  (3,644,074)  (20,488,639)  (2,004,228)   (78,233)
Loss from continuing
 operations              (772,428)  (3,038,574)  (18,048,489)  (1,989,104)   (78,233)
Income(loss) from
 operations of
 discontinued
 telecommunications
 businesses               246,243      391,752    (1,508,179)  (3,818,921)   (50,769)
Gain from disposition
 of discontinued
 telecommunication
 businesses                 --         596,648         --           --          --
                        ---------    ----------    ---------     -------     -------
Loss before
 extraordinary item      (526,185)  (2,050,174)  (19,556,668)  (5,808,025)  (129,002)
Extraordinary item        181,228        --            --           --          --
                        ---------    ---------    ----------    ---------    -------
Net loss              $  (344,957) $(2,050,174) $(19,556,668) $(5,808,025) $(129,002)
                        =========    =========    ==========    =========    =======
Basic earnings per share:
 Loss from continuing
  operations          $     (0.27) $     (1.97) $     (15.13) $     (4.35) $   (0.42)
 Income(loss) from
  operations of
  discontinued
  telecommunications
  businesses                 0.09         0.25         (1.26)       (8.35)     (0.27)
Gain from disposition
 of discontinued
 telecommunication
 businesses                  --           0.39           --           --         --
Extraordinary item           0.06          --            --           --         --
                        ---------   ----------      --------      -------    -------
Net loss              $     (0.12) $     (1.33)  $    (16.40) $    (12.70) $   (0.69)
                        =========   ==========     =========    =========  =========


INCOME STATEMENT DATA (CONTINUED):

                                          Year Ended December 31,
                         -----------------------------------------------------------
                           1998         1997          1996         1995       1994
                        ---------    ---------     ---------    ---------  ---------
Weighted average number
 of common shares
 outstanding            2,813,704    1,543,158     1,192,780      457,427    186,642
                        =========    =========     =========    =========  =========

BALANCE SHEET DATA:
                                               December 31,
                        ---------------------------------------------------------
                           1998       1997         1996        1995        1994
                        ---------   ---------    ---------  ----------    -------
Current assets        $   239,660 $   256,883  $ 1,403,881 $ 4,156,868  $ 442,069
Current liabilities     4,395,567   7,028,193    8,208,138   5,417,864    652,107
Total assets              484,310     388,194    5,847,300  21,545,654    780,222
Long-term liabilities     231,617     310,794    1,207,488   4,597,671     77,750
Common stock subject
 to rescission            674,124     674,124      709,124     789,624       --
Common stock to be
 issued                      --          --      2,000,000   2,000,000       --
Stockholders' equity
 (deficiency in
 assets)               (4,816,998) (7,624,917)  (6,277,450)  8,740,495     50,365












[REMAINDER OF PAGE LEFT BLANK]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is presented in two parts. Part I is for the Company, after giving effect to the Merger and Reorganization Agreement. Pursuant to the Reorganization and Merger Agreement, (a) the Company transferred its existing business, properties and assets to International Healthcare Solutions, Inc. ("IHSI") and caused IHSI to assume the obligations, debts and liabilities of the Company and, then, (b) Old Hitsgalore.com was merged into the Company and the Company changed its name to Hitsgalore.com, Inc. The stock of IHSI was then placed into a constructive trust and is to be distributed as a dividend in kind to the Company's stockholders. Distribution of the dividend in kind is subject to the effectiveness of a registration statement under the Securities Act of 1933, which is to be filed by IHSI (see "Item 1 - Business"). The effect of the assumption of such obligations, debts and liabilities is that both the Company and IHSI are jointly and severally obligated. Until all of such obligations, debts and liabilities are satisfied or the Company is released in full, the Company is to have a security interest in the assets transferred to IHSI. The Company also declared a reverse split of its issued and outstanding common stock, in the ratio of one share for each seven shares, immediately prior to the merger. For accounting purposes, the merger of Old Hitsgalore.com into the Company was treated as a recapitalization of Old Hitsgalore.com, with Old Hitsgalore.com as the acquirer. As a result of the merger, the historical financial statements and operations of Old Hitsgalore.com became those of the Company. On a pro forma basis as of December 31, 1998, the liabilities assumed in connection with the Reorganization and Merger Agreement totaled approximately $3.3 million and the assets transferred to IHSI totaled approximately $466,000, net of cash (see "Item 1 - Business").


Part II of the discussion and analysis of financial condition and results of operations is for the Company before giving effect to the Merger and Reorganization.

Included elsewhere herein is pro forma information giving effect to the Reorganization and Merger Agreement as if the acquisition (reverse merger) took place on the date of inception (July 21, 1998) of Old Hitsgalore.com. The pro forma condensed balance sheet information as of December 31, 1998 includes pro forma adjustments to record the obligations, debts and liabilities assumed by IHSI and for which the Company is jointly and severally obligated, and the number and par value of the shares of common stock issued and outstanding after giving effect to the Merger and Reorganization Agreement. No effect has been given to the use of proceeds, if any, from the exercise of common stock purchase options, warrants and other rights to purchase the Company's common stock outstanding as of the date of the merger. The proceeds, if any, from the exercise of such options, warrants and other rights are to be used, subject to certain limitations, to reduce or liquidate the liabilities assumed by IHSI.

Part I

As a result of the merger of Old Hitsgalore.com into the Company, the Company is now engaged in the business of an internet, business-to-business search engine (see "Item 1 - Business"). Old Hitsgalore.com was organized in July 1998, began beta operations in August 1998 and launched its website in November 1998. As an internet search engine, the Company provides a searchable database to businesses bringing people ("hits") to their websites. Revenues are derived from the sale of sponsorships which give the sponsor lifetime placement of banners (miniature advertisements common on websites), the sale of keyword bid and rank rights (rights to determine the position on the keyword search results) from which the winning bidder(s) pay for each click-through received and the sale of audio banners and paid advertisements. Sponsorship rights and the keyword bid and rank program are also available on a local basis with the Company's Local City Edition program. A Local City Edition on the Company's website provides a local community search engine and local city content, serviced locally by a licensee.

For the period from inception (July 21, 1998) to December 31, 1998, Old Hitsgalore.com was principally engaged in the development of internet software for business-to-business internet commerce. Its website was launched in August 1998 and, at that time, it began generating revenues from the sale of sponsorships. Net revenues for the period from inception to December 31, 1998 were approximately $17,800. During this same period, Old Hitsgalore.com incurred total costs and expenses of approximately $16,500, consisting primarily of sales and occupancy expenses. Excluded from costs and expenses during the period are the value of services provided to the Company, in-kind, from officers and directors and from the use of equipment and facilities provided, in-kind, by officers, directors and principal stockholders.

Part II

Results of Operations

The following tables set forth certain information derived from the consolidated financial statements of the Company before giving effect to the Reorganization and Merger Agreement. The results from continuing operations include the operations of the Company and its healthcare cost containment businesses; and, the results from discontinued businesses include the operations of the Company's discontinued telecommunications businesses, all of which were sold, abandoned, discontinued or otherwise disposed of in 1996 and 1997. The following discussion should be read in conjunction with the consolidated financial statements of the Company as of December 31, 1998 and for each of the three years in the period then ended and notes thereto, appearing elsewhere herein.

                                                  Year Ended December 31,
                                            ----------------------------------
                                              1998        1997        1996
                                            ---------   ---------   ----------
Operations of continuing businesses:
 Net revenues                             $   123,487 $ 1,498,533  $ 2,832,123
 Cost of revenues                              74,092     109,563      827,063
 Selling and administrative
  expenses                                  1,244,391   3,027,384    6,322,627
 Impairment and other losses                   84,276   1,898,953   14,233,953
 Depreciation and amortization                 23,647     497,377    1,459,436
 Loss from disposition of subsidiary             --    (1,595,412)       --
 Gain from sale of license agreement             --     2,695,214        --
 Interest income                                  892       4,070        8,183
 Interest expense                             212,842     587,884      381,975
 Other income (expense), net                  480,441    (125,318)    (103,891)
 Income (loss) from continuing operations
  before income taxes                      (1,034,428) (3,644,074) (20,488,639)

Operations of discontinued
 businesses:
  Net revenues                                   --       405,617    2,177,858
  Cost of revenues                               --          --      1,320,256
  Selling and administrative expenses          (1,308)    449,925    2,304,059
  Impairment and other losses                    --          --        494,901
  Depreciation and amortization                  --        47,460      291,291
  Interest income                                --          --            971
  Interest expense                               --        32,393       38,713
  Other income (expense), net                 398,551     755,913          832
  Income (loss) from operations of
   discontinued businesses
   before income taxes                        397,243     631,752   (2,271,223)

Operations of Continuing Businesses as of December 31, 1998-

Net revenues

Net revenues for the year ended December 31, 1998 were $123,487, compared to $1,498,533 in 1997 and $2,832,123 in 1996. The decrease in net revenues in 1998 as compared to 1997 was due to the disposition of HMT, together with lower revenues from healthcare cost containment agreements. The net revenues of HMT included in the consolidated financial statements were $1,311,055 in 1997. The Company had no comparable revenues from HMT in 1998. Net revenues from healthcare cost containment agreements were $123,487 in 1998 as compared to $187,478 in 1997. These revenues consisted of residual revenues from expired healthcare cost containment agreements. The expiration of these healthcare cost containment agreements was also the principal factor in the decrease in net revenues in 1997 as compared to 1996. Net revenues from these agreements in 1996 were $1,574,825. The net revenues of HMT included in the consolidated financial statements were $1,257,298 in 1996 versus $1,311,055 in 1997, which partially offset the decline in the revenues from healthcare cost containment agreements.

As of December 31, 1998, the Company had not realized any significant healthcare cost containment revenues from its alliance agreement with HMG Health Care Auditing, Inc. ("HMG") or from the pharmaceutical cost containment agreement between HMG and Chrysler Corporation. Under the terms of these agreements, the Company and HMG were to share approximately $1,192,000 in net revenues upon completion of the cost recovery phase of the cost containment agreement, which covers pharmaceutical claims paid by the auto maker for the 1998 fiscal year. The Company's share of these net revenues was estimated to be approximately $500,000. The right to receive revenues, if any, from these agreements were transferred to IHSI in connection with the Reorganization and Merger Agreement.

Cost of revenues

Cost of revenues were related to revenues from healthcare cost containment agreements and vary based on the terms of cost sharing arrangements between the Company and other service providers. Cost of revenues as a percentage of the related healthcare cost containment revenues were 60.0%, 58.4% and 52.5% in 1998, 1997 and 1996, respectively. The increases in the cost of revenues as compared to net revenues were the result of such cost sharing arrangements.

Selling, general and administrative expenses

Selling, general and administrative expenses were $1,244,391, $3,027,384 and $6,322,627 for the years ended December 31, 1998, 1997 and 1996, respectively. The principal reasons for the decrease in selling, general and administrative expenses in 1998 versus 1997 were the effects of the disposition of HMT and reduced costs, in general, from the downsizing of the Company's operations which began in early 1997. The disposition of HMT had the effect of reducing selling, general and administrative expenses in 1998 by approximately $1.1 million as compared to 1997.

The decrease in selling and administrative expenses in 1997 as compared to 1996 was principally due to the effects of the disposition of HMT on the year to year comparison and the consolidation and reorganization of the Company's remaining business operations. The disposition of HMT had the effect of reducing selling, general and administrative expenses in 1997 versus 1996 by approximately $443,000. After the effect of the disposition of HMT on the year to year comparison, selling and administrative expenses in 1997 decreased by approximately $2.9 million as compared to 1996. This decrease principally reflects the elimination of substantially all of the selling, general and administrative expenses of NSC as a result of (i) its suspension of activities related to the development, sale and marketing of its licensed healthcare management information systems technology, (ii) the retirement of NSC management and termination of all of NSC's employees and (iii) the consolidation of NSC's Texas and Florida operations and facilities into the Company.

Impairment and other losses

Impairment and other losses were $84,276, $1,898,953 and $14,233,953 in 1998,
1997 and 1996, respectively. Impairment losses recognized in 1998 included a provision of $151,500 for the termination of noncancellable lease agreements and the write off of certain long-lived healthcare assets, which were no longer in use. These losses were partially offset by adjustments to previously accrued loss reserves.

Impairment and other losses recognized in 1997 included, among other things,
(i) the write-off of equipment under capital lease and certain other assets related to equipment under capital lease, totaling approximately $768,545,
(ii) provisions for lease termination liabilities, totaling approximately $227,860, related to office space that has been vacated and leased equipment that the Company is no longer using (iii) a provision of $162,053 for settlement of actions brought against the Company by Timboon, LTD (see Note
7) and (iii) the write-off of $625,728 of deferred compensation assets (see
Note 13).

As a result of the suspension of all activities related to the development, sale and marketing of NSC's licensed healthcare management information systems technology, the Company recognized an impairment loss of $14,233,953 in 1996 to write off, as of December 31, 1996, all of NSC's intangible assets, including goodwill.

Depreciation and amortization

The decreases in depreciation and amortization from year to year were principally due to the disposition of HMT in June 1997, the removal in December 1997 of repossessed capital lease assets from the Company's consolidated balance sheet and the write off in 1996 of intangibles and goodwill recorded in connection with the acquisition of NSC.

Interest expense

Interest expense was $212,842, $587,884 and $381,975 in 1998, 1997 and 1996,
respectively. The decrease in interest expense in 1998 as compared to 1997 was principally due to the effects of lower aggregate amounts of notes and debentures outstanding during the respective periods and the removal in December 1997 of capital lease liabilities, related to repossessed leased assets, from the Company's consolidated balance sheet. The increase in interest expense in 1997 over 1996 was principally the result of higher levels of borrowings outstanding during 1997 as compared to 1996 and an increase the Company's average effective borrowing rate.

Other items

In 1998, the Company reactivated a dormant, wholly owned subsidiary ("Intelicom") for the purposes of divesting ownership and control of the subsidiary in connection with the acquisition by the subsidiary of one or more telecommunications businesses. A majority of ownership and control in Intelicom was sold to a group of outside managers and investors and the Company received cash of $100,000, which is included in other income in the accompanying consolidated statement of operations for the year ended December 31, 1998. As of December 31, 1998, the Company owned approximately 15% of Intelicom which was transferred to IHSI in connection with the Merger and Recapitalization Agreement. The Company's investment in Intelecom has no accounting basis. Results of operations for the year ended December 31, 1998 also included other income of approximately $380,029 from the settlement of liabilities previously accrued under an employment agreement between the Company and its former CEO (see Note 13 to the consolidated financial statements included elsewhere herein).

Results of operations for the year ended December 31, 1997 included a loss from the disposition of HMT of $1,595,412, a gain of $2,695,214 from the sale of a license agreement and financing fees of approximately $120,000 (see Notes 4, 5 and 7 to the consolidated financial statements included elsewhere herein). The disposition of HMT resulted in a non-cash loss which was principally due to a decrease in the Company's stock price from the date of its acquisition to the date of the rescission transaction.

Income Taxes

Income tax benefits applicable to continuing operations were 16.6%, 12.2% and 11.9% of pre-tax loss from continuing operations in 1998, 1997 and 1996, respectively. The principal reasons for the differences between the effective income tax rate and the Federal statutory income tax rate were the effects of the change in the net deferred tax asset valuation allowance and the tax effects in 1997 and 1996 of rescinded business acquisitions and impairment losses. No provisions for taxes currently payable were made in 1998, 1997 or 1996. As of December 31, 1998, the Company's deferred tax assets exceeded its deferred tax liabilities by approximately $3.9 million, for which the Company had provided a valuation allowance.

Operations of Discontinued Businesses as of December 31, 1998-

In 1998 and 1997, the Company had income from discontinued operations, before income taxes, of approximately $397,243 and $631,752 respectively and, in 1996, had a loss from discontinued operations, before income taxes, of approximately $2,271,223.

The results of operations of discontinued businesses for the year ended December 31, 1998 included a gain of approximately $398,521 from the cancellation and partial recovery of the $500,000 note receivable issued to TNI in connection with the sale of certain of its assets to International Teledata Corporation ("ITD") in 1997. The cancellation and partial recovery of the note receivable, which was fully reserved by TNI as of the date of its issuance by ITD, was the result of the transfer, in 1998, of the assets acquired by ITD to certain former employees of the Company and TNI. (see Notes 5 and 13 to the consolidated financial statements included elsewhere herein). In 1998, the Company had no revenues from its discontinued telecommunications businesses.

The results of operations of discontinued businesses for the year ended December 31, 1997 included other income of approximately $750,000 from the settlement of an arbitration proceeding between TNI and a provider of telecommunications services to TNI. Excluding this item, the pre-tax loss of the Company's discontinued telecommunications businesses for the year ended December 31, 1997 was approximately $118,000, compared to approximately $2,271,000 for the year ended December 31, 1996, a decrease of approximately $2,153,000, on net revenues of $405,617 and $2,177,858, respectively. The decrease in the pre-tax loss of the Company's discontinued telecommunications businesses for the year ended December 31, 1997 as compared to 1996 was principally due to the effect on the year to year comparison of the discontinuance of TNI's operations, effective as of December 31, 1996. In 1996, the pre-tax loss of TNI was approximately $1,792,795 as compared to approximately $48,039 in 1997. The remaining decrease in the pre-tax loss was principally due to the effect on the year to year comparison of the disposition of ATI.

Gain from disposition of telecommunications businesses-

In 1997, the Company recognized gains, before applicable income taxes, of approximately $25,000 and $937,148 from the disposition of certain of its telecommunication assets and from the rescission of the ATI business acquisition, respectively (see Note 4 to the consolidated financial statements included elsewhere herein).

Extraordinary item-

Effective March 31, 1998, the Company redeemed its $450,000 10% convertible debentures payable to the former stockholders of TNI in exchange for 893,278 shares of its common stock and 450,000 common stock purchase warrants. The carrying amount of the debt extinguished exceeded the fair value of the common stock and warrants issued in exchange for the debt by $292,228. This amount was reflected as an extraordinary gain from the extinguishment of debt in the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Over the past three fiscal years, the principal sources of liquidity have been derived from financing activities. In fiscal 1998, 1997 and 1996, the Company received cash of approximately $57,000, $232,000 and $2.2 million, respectively, from the issuance of 122,619 shares, 29,635 shares and 59,098 shares, respectively, of its common stock in reliance upon exemptions under Regulation D of the Securities Act of 1933 and approximately $307,600, $1.6 million and $2.4 million, respectively, from the issuance of convertible notes and debentures payable. All share data has been restated for the one share for each seven shares reverse stock split declared effective March 18, 1999. In 1997, the Company also received cash of approximately $371,000 from the disposition of businesses, net of cash of businesses disposed of.

Payments on notes, debentures and capital leases during the respective periods were approximately $94,600, $687,000 and $638,000. In 1997, the Company also used approximately $75,000 and $35,000 in cash, respectively, to repay borrowings outstanding under lines of credit and for the repurchase of common stock subject to rescission; and, in 1996 used cash of approximately $80,500 for the repurchase of common stock subject to rescission. Capital expenditures were $2,820, $7,693 and $552,718 in 1998, 1997 and 1996, respectively.

The proceeds from financing activities were used principally to fund operating losses. In 1998, 1997 and 1996, the Company used net cash of approximately $314,507, $1.4 million and $4.2 million, respectively, in operating activities. See the consolidated statements of cash flows.

Over the past several years, the Company has incurred substantial operating losses; and, at December 31, 1998, the Company had an excess of total liabilities over total assets of approximately $4.8 million and an excess of current liabilities over current assets of approximately $4.2 million. These factors, among others, required that the Company cease development of its licensed healthcare management information systems technology and sell, abandon, discontinue or otherwise dispose of substantially all of its operating businesses. As of December 31, 1998, the Company did not have any used or unused lines of credit or any other committed and unused financing facilities.

The Company and its subsidiaries were also subject to various legal and administrative proceedings that may adversely affect future cash flows. These actions and administrative proceedings arose from business acquisitions, disputes with certain persons formerly associated with the Company and its subsidiary companies as employees or who were under contract in a consulting capacity and from defaults under certain non-cancelable lease agreements. As of December 31, 1998, the Company had accrued liabilities totaling approximately $1.4 million for such loss contingencies. Amounts provided as of December 31, 1998 were estimates and, as such, are subject to change upon final resolution of the proceedings. However, the Company does not believe that resolution of these matters will have a material adverse effect on the financial condition or results of operations of the Company. As a part of the Reorganization and Merger Agreement, IHSI assumed all obligations related to such proceedings and has indemnified the Company for such obligations. The Company is also aware that at least two law firms have announced the filing of class action complaints involving the purchase of the Company's securities in periods following the Merger (see "Item 3 - Legal Proceedings").

In connection with the merger of Old Hitsgalore.com into the Company, the proceeds, if any, received from the exercise of outstanding and unexercised stock purchase options, warrants and other rights to purchase common stock are to be used to pay the debts, liabilities and obligations of the Company assumed by IHSI and to provide working capital to the Company.

As of the date of the merger of Old Hitsgalore.com into the Company, the Company had no sources of working capital other than from operations and from the exercise of outstanding and unexercised stock purchase options, warrants and other rights to purchase common stock. As of the date of the Reorganization and Merger Agreement, IHSI had no significant business operations and was consuming cash in its operations. Old Hitsgalore.com, as of the date of the Merger and Reorganization, was generating positive cash flows from its operations, albeit small. The intent of the Merger and Reorganization Agreement and the transactions contemplated thereby is to provide the Company with the ability to liquidate the debts, liabilities and obligations assumed by IHSI and provide working capital to the Company for future operations (see "Item 1-Business"). However, there is no assurance that the transactions contemplated by the Merger and Reorganization Agreement will generate a sufficient amount working capital for these purposes, in which case, the Company would be required to seek additional financing sources.

Subsequent to the Merger and Reorganization Agreement, the Company entered into various transactions with The Life Foundation Trust ("LFT") for the sale of its common stock and the purchase by LFT of Local City Editions ("LCEs") for up to 200 major metropolitan areas and other cities (see Note 11 to the financial statements of Hitsgalore.com, Inc. (a Development Stage Enterprise) included elsewhere herein). The transactions with LFT call for the payment of up to $120.0 million to the Company within the next twelve months. These payments are or will be secured by the pledge or an assignment of certain assets to the Company by LFT.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Although SFAS No. 130 only impacts display as opposed to actual amounts recorded, it represents a change in financial reporting. The Company has no accumulated or other comprehensive income and has no revenues, expenses, gains or losses that are includable in comprehensive income but excluded from net income (loss). Accordingly, the Company has not presented a statement of comprehensive income.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this statement did not have a significant effect on the Company's reported segments or financial statement disclosures.

IMPACT OF INFLATION

The impact of inflation on the costs of the Company and its business units, and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on the Company's operations over the past several years and, the Company does not anticipate that inflationary factors will have a significant impact on future operations.

YEAR 2000 ISSUES

The Year 2000 issue is the result of shortcomings in electronic data processing systems and other electronic equipment that may adversely effect business operations.

The management of both the Company and IHSI are making efforts to determine the possible effects of Year 2000 issues on the business operations of each of the respective companies and are attempting to determine if significant vendors, service providers and other third parties upon which they rely have addressed or will be able to address any affected systems that may have a bearing on the respective companies' business operations. Because IHSI has focused its business on strategic alliances with service providers and other third parties, it is largely dependent upon those service providers and third parties to ensure that shortcomings in their electronic data processing systems and their electronic equipment that may adversely effect their business operations are addressed. It remains uncertain whether the potential disruption, if any, from Year 2000 issues will have a material effect on the business operations of the Company or those of IHSI. The accompanying financial statements contain no provisions or adjustments related to the ultimate outcome of this uncertainty. The management of both the Company and IHSI, however, do not anticipate that Year 2000 compliance will cause any loss of business or have any material adverse effect on the respective companies' results of operations or financial condition.

The Company's internet software applications have been designed to be Year 2000 compliant and the Company's non-internet information and electronic data processing systems, and those of IHSI, are purchased and maintained by nationally recognized third party vendors. Neither the Company nor IHSI anticipate spending any amounts for Year 2000 compliance over and above normal and recurring maintenance and development and enhancements to the Company's internet software and website.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                                                       PAGE
                                                                       ----

HITSGALORE.COM, INC. (A DEVELOPMENT STAGE ENTERPRISE), FORMERLY SYSTEMS COMMUNICATIONS, INC.

Independent Auditors' Report                                             23

Balance Sheet as of December 31, 1998                                    24

Statement of Operations and Retained Earnings
for the period from inception (July 21, 1998) to December 31, 1998       25

Statement of Cash Flows for the period from inception (July 21, 1998)
to December 31, 1998                                                     26

Notes to Financial Statements                                            27

Pro Forma Condensed Financial Information                                34

HITSGALORE.COM, INC. (FORMERLY SYSTEMS COMMUNICATIONS, INC.) AND
SUBSIDIARIES

Independent Auditors' Report on the Consolidated Financial
    Statements for the years ended December 31, 1998 and 1997            37

Independent Auditors' Report on the Consolidated Financial
    Statements for the year ended December 31, 1996                      38

Consolidated Balance Sheets as of December 31, 1998 and 1997             39

Consolidated Statements of Operations for each of the three
    years in the period ended December 31, 1998                          41

Consolidated Statements of Changes in Stockholders' Deficit for
    each of the three years ended in the period
    December 31, 1998                                                    42

Consolidated Statements of Cash Flows for each of the three
    years ended in the period December 31, 1998                          44

Notes to Consolidated Financial Statements                               45












[REMAINDER OF PAGE LEFT BLANK]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Hitsgalore.com, Inc.
Rancho Cucamonga, CA

We have audited the balance sheet of Hitsgalore.com, Inc. (a Development stage enterprise), formerly Systems Communications, Inc., as of December 31, 1998 and the related statement of operations and retained earnings and cash flows for the period from inception (July 21, 1998) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitsgalore.com, Inc. at December 31, 1998, and the results of its operations and cash flows for the period from inception (July 21, 1998) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Hitsgalore.com, Inc., formerly Systems Communications, Inc., will continue as a going concern. As more fully described in Note 1, the Company is in the development stage and has assumed a substantial amount of liabilities in connection with a reorganization and merger agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Moore Stephens Lovelace, P.A.


Orlando, Florida
April 14, 1999,
except for Note 11 as to
which the date is May 24, 1999

HITSGALORE.COM, INC. (A DEVELEPMENT STAGE ENTERPRISE)
FORMERLY SYSTEMS COMMUNICATIONS, INC.
BALANCE SHEET
DECEMBER 31, 1998


ASSETS

Cash and cash equivalents                                          $   1,013
Other current assets                                                     971
                                                                     -------
 Total current assets                                                  1,984
Property and equipment, net of accumulated
 depreciation                                                         29,750
                                                                     -------
Total assets                                                       $  31,734
                                                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                      $   5,000
Advances from stockholders                                             2,250
Borrowings from affiliated company                                    22,699
Other current liabilities                                                778
                                                                     -------
Total current liabilities                                             30,727
                                                                     -------
Commitments and contingencies

Stockholders' equity:
 Common stock, no par value; authorized 25,000
  shares; issued and outstanding 15,000 shares                          --
 Additional paid-in capital                                             --
 Retained earnings                                                     1,007
                                                                     -------
Total stockholders' equity                                             1,007
                                                                     -------
Total liabilities and stockholders' equity                         $  31,734
                                                                     =======
See Notes to Financial Statements

HITSGALORE.COM, INC. (A DEVELEPMENT STAGE ENTERPRISE)
FORMERLY SYSTEMS COMMUNICATIONS, INC.
STATEMENT OF OPERATIONS AND RETAINED EARNINGS
FOR THE PERIOD FROM INCEPTION (JULY 21, 1998) TO DECEMBER 31, 1998


Net Revenues                                                      $ 17,779
                                                                    ------
Costs and expenses:
 Selling expenses                                                    6,817
 General and administrative expenses                                 7,294
 Depreciation and amortization                                       1,883
 Interest expense                                                      526
                                                                    ------
Total costs and expenses                                            16,520
                                                                    ------
Income before income taxes                                           1,259
Provision for income taxes                                            (252)
                                                                    ------
Net income                                                           1,007
Retained earnings, at inception                                        --
                                                                    ------
Retained earnings, at December 31, 1998                           $  1,007
                                                                    ======

Basic earnings per share                                          $   0.07
                                                                    ======
Diluted earnings per share                                        $   0.06
                                                                    ======

See Notes to Financial Statements

HITSGALORE.COM, INC. (A DEVELEPMENT STAGE ENTERPRISE)
FORMERLY SYSTEMS COMMUNICATIONS, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (JULY 21, 1998) TO DECEMBER 31, 1998


Cash flows from operating activities:
 Net income                                                          $  1,007
 Adjustments to reconcile net income to net cash
  provided by operations:
   Depreciation and amortization                                        1,883
   Increase (decrease) in cash from change in
    operating assets and liabilities-
     Other current assets                                                (971)
     Other current liabilities                                            778
                                                                       ------
Net cash provided by operating activities                               2,697
                                                                       ------
Cash flows from investing activities:
 Capital expenditures                                                 (31,633)
                                                                       ------
Net cash used in investing activities                                 (31,633)
                                                                       ------
Cash flows from financing activities:
 Proceeds from notes payable                                            5,000
 Stockholder advances, net                                              2,250
 Borrowings from affiliated company, net                               22,699
                                                                       ------
Net cash provided by financing activities                              29,949
                                                                       ------
Net increase in cash                                                    1,013
Cash and cash equivalents at beginning of period                          --
                                                                       ------
Cash and cash equivalents at end of period                           $  1,013
                                                                       ======

See Notes to Financial Statements

HITSGALORE.COM, INC. (A DEVELEPMENT STAGE ENTERPRISE)
FORMERLY SYSTEMS COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 1  THE COMPANY AND BUSINESS

Hitsgalore.com, Inc. (the "Company"), a Florida corporation, formerly known as Systems Communications, Inc., is engaged in the business of an internet, business-to-business search engine. The Company began beta operations in August 1998 and launched its website in November 1998. As an internet search engine for business-to business commerce, the Company provides a searchable database to businesses bringing people ("hits") to their websites. Revenues are derived from the sale of sponsorships which give the sponsor lifetime placement of banners (miniature advertisements common on websites), the sale of keyword bid and rank rights (rights to determine the position on the keyword search results) from which the winning bidder(s) pay for each click-through received and the sale of audio banners and paid advertisements. The Company's website is located on the world wide web at http://www.hitsgalore.com. The search engine is also available on a local basis through the Company's Local City Edition program. A Local City Edition on the Company's website provides a local community search engine and local city content, serviced locally by a licensee.

On March 19, 1999, the Company and Hitsgalore.com, a Nevada corporation ("Old Hitsgalore.com"), completed a reorganization and merger (the "Reorganization and Merger Agreement"). Pursuant to the Reorganization and Merger Agreement,
(a) the Company transferred its then existing business, properties and assets to its wholly-owned subsidiary, International Healthcare Solutions, Inc. ("IHSI"), (b) caused IHSI to assume substantially all of the obligations, debts and liabilities of the Company and, then, (c) Old Hitsgalore.com was merged into the Company and the Company changed its name to Hitsgalore.com, Inc. For accounting purposes, the merger of Old Hitsgalore.com into the Company was treated as a recapitalization, with Old Hitsgalore.com as the acquirer. As a result of the Reorganization and Merger Agreement, the historical financial statements and operations of Old Histgalore.com prior to March 19, 1999 became those of the Company.

In connection with the Merger and Reorganization Agreement, the stockholders of Old Hitsgalore.com received 37,675,000 shares of common stock issued in connection with the merger in conversion of all of the issued and outstanding common stock of Old Hitsgalore.com. Up to an additional 4,000,000 shares common stock may also be issued as compensation to consultants and professionals rendering services in connection with the Merger and Reorganization Agreement and for merger costs and expenses. Immediately prior to the merger, the Company declared a reverse split of its then issued and outstanding common stock, options, warrants and other rights to purchase its common stock, in the ratio of one share for each seven shares, so that immediately preceding the merger the Company would have approximately 8,000,000 shares of common stock issued and outstanding, assuming exercise of all such options, warrants and other rights. The Company also transferred its then existing business, properties and assets, excluding cash and the business and assets of Old Hitsgalore.com, to IHSI in exchange for 100% of the outstanding common stock of IHSI. The shares of outstanding common stock of IHSI were then transferred into a constructive trust for the benefit of the Company's stockholders. The outstanding shares of common stock of IHSI are to be distributed as a dividend in kind. Distribution of the dividend in kind to stockholders is subject to the effectiveness of a registration statement under the Securities Act of 1933, which is to be filed by IHSI. In connection with the transfer of the Company's business, properties and assets to IHSI, IHSI assumed all of the Company's obligations, debts and liabilities that existed as of the March 19, 1999 and unconditionally and irrevocably indemnified the Company against all of such obligations, debts and liabilities, with the result that both the Company and IHSI are jointly and severally obligated for such debts and liabilities. The proceeds, if any, from the exercise of common stock options, warrants and other rights to purchase the Company's common stock outstanding as of the date of the merger are to be used to pay such obligations, debts and liabilities, subject to certain limitations. Until all of such obligations, debts and liabilities are satisfied or the Company is released in full, the Company is to have a security interest in the assets transferred to IHSI.

Unaudited pro forma information giving effect to the Reorganization and Merger Agreement as if the acquisition of Old Hitsgalore.com took place on date of its inception (July 1998) is set forth in Note 9. The pro forma balance sheet information as of December 31, 1998 includes pro forma adjustments to record the obligations, debts and liabilities assumed by IHSI and the number of shares of the Company's common stock issued and outstanding after giving effect to the merger and reorganization agreement. No effect has been given to the use of proceeds, if any, from the exercise of common stock purchase options, warrants or other rights to purchase the Company's common stock that were outstanding as of the date of the merger.

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over periods that approximate the useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the related lease or the estimated useful lives of the assets.

REVENUE RECOGNITION

The Company recognizes revenue at the time of sale in the case of sponsorship rights and, in the case of paid audio banners and paid advertisements, at the time such banners and advertisements are placed on the Company's website. Revenues from the sale of keyword bid and rank rights are recognized upon receipt of cash payment. Revenues from the sale of LCE's are recognized upon the execution of the license agreement and the collection of a minimum cash deposit or other consideration in payment of the fee. An allowance for cancellations, returns and refunds is provided for based on estimates of future cancellations, returns and requests for refunds, and fees to be returned to the LCE during the cancellation period.

IN-KIND SERVICES

The principal stockholders of Old Hitsgalore.com provided services to Old Hitsgalore.com during its development stage without any remuneration. No value was assigned to such services due to the Company having been in the development stage and the inability of the Company to estimate the fair value of the services provided.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

EARNINGS PER SHARE

The Company has applied the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), which requires the presentation of both basic and diluted earning per share. Basic earnings per share was computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share was computed based on the sum of the weighted average number of common shares outstanding plus the additional number of shares that would have been outstanding if all potentially dilutive common shares had been issued.

The weighted average number of common shares outstanding during the period from inception to December 31, 1998 was 15,000 shares. The weighted average number of common shares outstanding during the period was increased by 1,800 shares for purposes of the computation of diluted earnings per share to include incremental shares from the exercise of outstanding options using the treasury stock method. The incremental shares issuable upon conversion of convertible notes were not included in the computation of diluted earnings per share because inclusion of these shares would have had been antidilutive. Subsequent to December 31, 1998, the Company entered into a Reorganization and Merger Agreement that had the effect of increasing shares outstanding by approximately 48,000,000 shares (see Notes 1 and 9).

LONG-LIVED ASSETS

The Company has applied the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of". This statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

COMPREHENSIVE INCOME

The Company has applied the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS NO. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income. The Company has no accumulated or current items of comprehensive income that are excluded from net income. Accordingly, as permitted under SFAS 130, the Company has not presented a statement of comprehensive income.

DISCLOSURES ABOUT OPERATING SEGMENTS

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this statement did not have a significant effect on the Company's disclosures.

YEAR 2000 ISSUES

The Year 2000 issue is the result of shortcomings in electronic data processing systems and other electronic equipment that may adversely effect business operations.

The Company's management is making efforts to determine the possible effects of Year 2000 issues on its operations. Management is also attempting to determine if its significant vendors, service providers and other third parties upon which it relies have addressed or will be able to address any affected systems which may have a bearing on the Company's operations. It remains uncertain whether the potential disruption from Year 2000 issues will have a material effect on the Company's business operations. The accompanying financial statements contain no provision or adjustments related to the ultimate outcome of this uncertainty.

The Company's internet software applications have been designed to be Year 2000 compliant. The Company does not anticipate spending any amounts for Year 2000 compliance over and above normal and recurring maintenance and development of its internet software and website.

USE OF ESTIMATES

The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

Furniture and equipment                                            $   1,300
Computer software                                                     25,806
Leasehold improvements                                                 4,527
                                                                     -------
                                                                      31,633
Less: accumulated depreciation and amortization                       (1,883)
                                                                     -------
                                                                   $  29,750
                                                                     =======

Depreciation and amortization expense was $1,833 for the period from inception to December 31, 1998.

NOTE 4  NOTES PAYABLE

Notes payable at December 31, 1998 consists of two (2) $2,500 convertible notes. Each note is convertible into 2,500 shares of the Company's common stock at the time of an initial public offering of the Company's common stock or other registration of the Company's common stock for resale. The terms of each note contain an option giving the holders of the notes the right to demand that the Company repurchase the shares that are issuable for $2.00 per share if, on December 31, 1999, the fair market value of the shares is less than $2.00 per share. The holders of each of the notes were also given an option to purchase up to 3,000 shares of the Company's common stock at a price equal to 70% of the offering price in an initial public offering of its securities.

NOTE 5  ADVANCES FROM STOCKHOLDERS

The advances from stockholders are due on demand.

NOTE 6  BORROWINGS FROM AFFILIATED COMPANY

Borrowings from affiliated company consist of amounts loaned to the Company by a corporation owned by the Company's principal stockholders. These borrowings are due on demand.

Note 7  INCOME TAXES

Income taxes consist of taxes currently payable. The principal reason for the difference between income taxes computed by applying the U.S. Federal income tax rate of 34% to pre-tax income is the effect of graduated income tax rates.

Note 8  LEASES

The Company leases office space under an operating lease agreement expiring on October 31, 2000. Total minimum future rentals under this lease agreement aggregate $10,175 in 1999 and $11,652 in 2000.

NOTE 9  UNAUDITED PRO FORMA INFORMATION

The following unaudited pro forma balance sheet information gives effect to the Reorganization and Merger Agreement as if the acquisition took place on December 31, 1998.

Total current assets                                       $    20,713
Total assets                                                    50,463
Total current liabilities                                    3,293,360
Total liabilities                                            3,293,360
Stockholders' deficit:
 Class A convertible preferred stock, stated value,
  and liquidation preference - $1.00 per share,
  authorized 5,000,000 shares, 500,000 shares issued
  and outstanding                                               55,000
 Class B convertible preferred stock, stated value,
  and liquidation preference - $1.00 per share,
  authorized 10,000,000 shares, 100,000 shares issued
  and outstanding                                               54,764
 Common stock, $.001 par value; authorized 50,000,000
  shares; issued and outstanding 45,187,412 shares              45,187
Additional paid-in capital                                        --
Accumulated deficit                                         (3,397,848)
Total stockholders' deficit                                 (3,242,897)
Total liabilities and stockholders' deficit                     50,463

Pro forma operating results are the same as those set forth in the accompanying financial statements, except for earnings per share data. The Company's pro forma basic and diluted earning per share were less than $.01 per share.

For purposes of pro forma operating results, the Company has not made any adjustments for increased administrative, legal, accounting and other costs that the Company may incur in the future as a result of the Merger and Reorganization Agreement.

NOTE 10  COMMITMENTS AND CONTINGENCIES

The Company is aware that at least two law firms have announced their intent to file class action complaints involving the purchase of the Company's securities in periods following the Merger up to the date of publicity surrounding the judgement against Mr. Reed. The announcements appear to be based primarily on an alleged omission of disclosure in the Company's report on Form 8-K filed with the Securities and Exchange Commission regarding Mr. Reed and the action brought against Mr. Reed by the Federal Trade Commission.

In 1995, Dorian Reed was employed by a new business called Internet Business Broadcasting ("IBB"). The original concept of IBB was to build web sites for small businesses and create an internet business mall for third party on-line retailers. In late 1996, IBB started selling billboard space in IBB's internet business mall, and elsewhere on the IBB site, to companies wishing to advertise on the then new and growing internet. IBB signed contracts with individuals who leased the on-line billboards and IBB would then seek advertisers to purchase the space on the leased billboards. The proceeds generated by selling the advertising were to be split between IBB and the lessee of the billboard. In mid-1997, after failing to adequately collect revenues from a sufficient number of customers, IBB shut down its business and dissolved. In early 1998, the Federal Trade Commission ("FTC") filed a lawsuit against Tom Maher, former President of IBB, Audrey Reed, and Mr. Reed for failure to refund money to customers and allegedly misleading investors about the potential return on their investment. In April, 1998, Mr. Reed filed an answer to the FTC complaint, pro se, denying all the allegations, and did not receive any subsequent correspondence from the government. Mr. Reed says he was unaware any case was pending against him until stories appeared in the press and he was served with a default judgment at the Hitsgalore.com office in Rancho Cucamonga, CA on May 11, 1999. The judgement served on Mr. Reed informed him that a federal judge in Baltimore issued an order in April 1999 for he and his co-defendants to pay $613,110 to 100 customers of IBB. After being served on May 11, 1999, Mr. Reed immediately and pro-actively contacted the FTC through counsel regarding the matter. As of May 20, 1999, Mr. Reed is exploring his legal options for resolving the dispute, including the possibility of appealing or vacating the judgment.

The Company does not believe that it has made any misrepresentations or omissions in documents filed with the Securities and Exchange Commission and intends to vigorously defend any actions brought against it arising from such class action complaints. The Company is not able to determine the probability of a class action claim, or if one or more claims are asserted, their potential outcome. No provision has been made in the accompanying financial statements related to this uncertainty.

NOTE 11  SUBSEQUENT EVENTS

On April 15, 1999, the Company agreed to issue two million shares of its common stock to The Life Foundation Trust ("LFT") for $10.0 million. LFT has collateralized its obligation to pay for the shares by assigning a collection of postage stamps. A third party holds the collection in safekeeping. LFT has an unconditional and irrevocable obligation to redeem the collateral by payment of the $10.0 million price for the shares issued, in cash, at the end of twelve months. The Company issued the shares to LFT in a private transaction.

On May 15, 1999, the Company entered into a non-binding letter of intent to issue LFT an additional five million shares of its common stock at a price of $100.0 million. The issuance of the shares is subject to an increase in the Company's authorized shares and due diligence to the Company's satisfaction on a $900.0 million Promissory Oil Production Note to be delivered as collateral for LFT's obligation to pay the purchase price. The Company's security interest in the note is to be limited to $100.0 million and is to be an undivided interest with LFT, who has agreed to permit the Company to receive the first $100.0 million paid under the note. There is no assurance the Company can obtain stockholder approval for an increase in authorized shares or that, if the transaction is completed, any payments will be received on the note (in which case the Company would seek foreclosure on certain oil and gas leases securing the note).

LFT has reserved Local City Editions (LCEs) for up to 200 local city areas for a total purchase price of $10.0 million. The agreement provides for, among other things, that the LCEs will be brought on line over the next twelve months. LFT's unconditional and irrevocable obligation to pay the $10.0 million for the LCEs is collateralized by the assignment of the stamp collection described above. Payment for the licenses is subject to the Company and LFT identifying and bringing LCEs on line. The Company will accrue a LCE fee receivable at the time each LCE is identified and agreements for the LCEs are executed. At the end of one year, LFT must redeem the collateral asset for the amount of any accrued license fees. The Company intends to establish and maintain each Local City Edition. The Company also intends to recruit companies in each local city where the Company establishes a LCE on behalf of LFT to sell banner ads and provide local content to the websites. There is no assurance the Company can recruit companies in every such local city, or that the Company can adequately maintain such LCEs itself.

On April 20, 1999, the Company completed the purchase of all rights, title and interest in the internet-related development assets, equipment and software, owned or under development, by Solvere, Inc., a closely held Delaware corporation. The assets acquired included all computer equipment, software and internet technology, including, but not limited to all of Solvere's e-commerce, web-based e-mail, multimedia distribution system and shopping cart technology. The total purchase price consisted of $125,000 in cash and 100,000 newly issued shares of the Company's common stock valued and recorded at approximately $770,000.

Pursuant to the asset purchase agreement, the Company is to pay Solvere, Inc. $4,000 per month for future systems maintenance costs incurred by Solvere, Inc. and $125,000 for future development of the acquired internet software technology. The Company and Solvere, Inc. also agreed to co-license certain of Solvere, Inc.'s proprietary technology in return for the payment to Solvere, Inc. of 50% of all marketing costs incurred by Solvere, Inc. and approved by the Company. The Company was also granted an unrestricted right to use the proprietary technology.














[REMAINDER OF PAGE LEFT BLANK]

HITSGALORE.COM, INC. (A DEVELEPMENT STAGE ENTERPRISE)
FORMERLY SYSTEMS COMMUNICATIONS, INC.
PRO FORMA CONDENSED FINANCIAL INFORMATION


Effective March 19, 1999, Hitsgalore.com, Inc. (formerly Systems Communications, Inc.), a Florida corporation (the "Company"), acquired all of the outstanding stock of Hitsgalore.com, a Nevada corporation ("Old Hitsgalore.com") pursuant to a Reorganization and Merger Agreement. For accounting purposes, the acquisition has been treated as a recapitalization of Old Hitsgalore.com, with Old Hitsgalore.com as the acquirer. Accordingly, the historical financial statements and operations of the Company prior to March 19, 1999 are those of Old Hitsgalore.com. The following pro forma condensed balance sheet information gives effect to the Merger and Reorganization Agreement as if the acquisition took place on December 31, 1998. The pro forma condensed balance sheet includes pro forma adjustments to record the obligations, debts and liabilities assumed by IHSI, net of cash, and the number and par value of shares issued and outstanding after giving effect to the Merger and Reorganization Agreement. No effect has been given to the use of proceeds, if any, from the exercise of outstanding common stock purchase options, warrants and other rights to purchase the Company's common stock. The proceeds, if any, from the exercise of such options, warrants and other rights are to be used, subject to certain limitations, to reduce or liquidate the liabilities assumed by IHSI for which the Company remains jointly and severally liable. The operations of the Company prior to March 19, 1999 are those of Old Hitsgalore.com. The pro forma income statement information gives effect to the equivalent number of shares of common stock issued and outstanding after giving effect to the Reorganization and Merger Agreement.

Pro Forma Condensed Balance Sheet Information:
                                                     Pro Forma
                                       Historical   Adjustments       Pro Forma
                                       ----------   -----------       ---------
             ASSETS
Cash                                  $     1,013  $     18,729 (3) $    19,742
Other current assets                          971                           971
                                       ----------   -----------       ---------
Total current assets                        1,984        18,729          20,713
Property and equipment, net                29,750                        29,750
                                       ----------   -----------       ---------
Total assets                          $    31,734  $     18,729     $    50,463
                                       ==========   ===========       =========








[REMAINDER OF PAGE LEFT BLANK]

HITSGALORE.COM, INC. (A DEVELEPMENT STAGE ENTERPRISE)
FORMERLY SYSTEMS COMMUNICATIONS, INC.
PRO FORMA CONDENSED FINANCIAL INFORMATION (CONTINUED)

Pro Forma Condensed Balance Sheet Information (Continued):

                                                     Pro Forma
                                       Historical   Adjustments       Pro Forma
                                       ----------   -----------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
             (DEFICIT)
Liabilities:
Current portion of notes and
 debentures payable                   $     5,000  $  1,161,364 (3) $ 1,316,364
Advances from stockholders                  2,250                         2,250
Borrowings from affiliated company         22,699                        22,699
Accounts payable                             --         312,133 (3)     312,133
Accrued expenses and other liabilities        778       430,867 (3)     431,645
Liabilities and accruals for claims,
 Assessments and other losses                --       1,358,269 (3)   1,358,269
                                       ----------   -----------       ---------
Total current liabilities                  30,727     3,262,633       3,293,360
                                       ----------   -----------       ---------
Stockholders equity (deficit):
Convertible preferred stock                  --         109,764 (2)     109,764
Common stock                                             39,675 (1)
                                                          5,512 (2)      45,187
Retained earnings (deficit)                 1,007    (3,398,855)(4)  (3,397,848)
                                       ----------   -----------       ---------
Total stockholders equity (deficit)         1,007    (3,243,904)     (3,242,897)
                                       ----------   -----------       ---------
                                      $    31,734  $     18,729      $   50,463
                                       ==========   ===========       =========

Pro Forma Income Statement Information (5):

                                       Historical        Pro Forma
                                       ----------       ----------

Net Income                            $     1,007      $     1,007
                                       ==========       ==========
Basic earnings per share              $      0.07      $       --
                                       ==========       ==========
Diluted earnings per share            $      0.06      $       --
                                       ==========       ==========
Weighted Average Number of Common
Shares Outstanding:
 Basic earnings per share                  15,000       45,187,412
 Diluted earnings per share                16,800       47,676,800

____________________

(1) To record 39,675,000 shares of the Company's common stock, $.001 par value, issued and outstanding after giving effect to the Reorganization and Merger Agreement. Of the 4,000,000 of additional shares that were available for issue in payment of acquisition costs and expenses, 2,000,000 shares are to be issued.

(2) To record the issued and outstanding convertible preferred and common stock of the Company on the Effective Date of the Reorganization and Merger Agreement, after giving effect to a reverse stock split of the

HITSGALORE.COM, INC. (A DEVELEPMENT STAGE ENTERPRISE)
FORMERLY SYSTEMS COMMUNICATIONS, INC.
PRO FORMA CONDENSED FINANCIAL INFORMATION (CONTINUED


Company's outstanding common stock, in the ratio of one share for each seven shares.

(3) To record the obligations, debts and liabilities assumed by IHSI in connection with the Reorganization and Merger Agreement. Pursuant to the Reorganization and Merger Agreement, the proceeds, if any, received from the exercise of common stock purchase options, warrants and other rights to purchase the Company's common stock that were outstanding as of the Effective Date are to be used, subject to certain limitations, to reduce or liquidate such obligations, debts and liabilities. No effect has been given to the use of proceeds, if any, from the exercise of such common stock purchase options, warrants and other rights.

(4) To record the effect of (1), (2) and (3) as an offset to (increase in) retained earnings (deficit).

(5) The Company has not made any pro forma adjustments for increased administrative, legal, accounting and other costs that the Company may incur in the future as a result of the Merger and Reorganization
Agreement.
___________________











[REMAINDER OF PAGE LEFT BLANK]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Hitsgalore.com, Inc.
Rancho Cucamonga, CA

We have audited the consolidated balance sheets of Hitsgalore.com, Inc. (formerly Systems Communications, Inc.) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hitsgalore.com, Inc. (formerly Systems Communications, Inc.) and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Hitsgalore.com, Inc. (formerly Systems Communications, Inc.) and Subsidiaries will continue as a going concern. As more fully described in
Note 3, the Company has incurred operating losses during each of the years in the three-year period ended December 31, 1998 and has a working capital deficiency and stockholders' equity deficiency at December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ Moore Stephens Lovelace, P.A.


Orlando, Florida
April 14, 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Hitsgalore.com, Inc.
Rancho Cucamonga, CA

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Hitsgalore.com, Inc. (formerly Systems Communications, Inc.) and Subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Hitsgalore.com, Inc. (formerly Systems Communications, Inc.) and Subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Hitsgalore.com, Inc. (formerly Systems Communications, Inc.) and Subsidiaries will continue as a going concern. As more fully described in
Note 3, the Company has incurred operating losses during the year ended December 31, 1996, and has a working capital deficiency and stockholders' equity deficiency at December 31, 1996. In addition, the Company has not complied with certain repayment terms of loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


 /s/ Ernst & Young LLP


Tampa, Florida
December 24, 1997

HITSGALORE.COM, INC. (FORMERLY SYSTEMS COMMUNICATIONS, INC.) AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                    -------------------------
                                                       1998           1997
                                                    ----------     ----------
ASSETS
Current assets:
 Cash and cash equivalents                         $    18,729    $    65,556
 Accounts receivable - trade                            34,500           --
 Accounts receivable from officers
  and employees                                           --           60,908
 Other current assets                                  186,431        130,419
                                                    ----------     ----------
Total current assets                                   239,660        256,883
                                                    ----------     ----------
Furniture and equipment, at cost                        75,162        130,162
 Less accumulated depreciation                         (46,035)       (56,774)
                                                    ----------     ----------
Net furniture and equipment                             29,127         73,388
Deferred compensation                                  215,523         52,941
Other non-current assets                                  --            4,982
                                                    ----------     ----------
Total assets                                       $   484,310    $   388,194
                                                    ==========     ==========

See Notes to Consolidated Financial Statements

HITSGALORE.COM, INC. (FORMERLY SYSTEMS COMMUNICATIONS, INC.) AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued)

                                                            DECEMBER 31,
                                                    -------------------------
                                                       1998           1997
                                                    ----------     ----------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Current portion of notes and debentures payable   $ 1,311,364    $ 3,661,700
 Accounts payable                                      600,118        535,516
 Accrued compensation and employee benefits            534,970      1,176,578
 Accrued interest                                      312,318        497,514
 Liabilities and accruals for claims,
  assessments and other losses                       1,358,269      1,129,823
 Other current liabilities                             192,528         27,062
 Deferred revenue                                       86,000           --
                                                    ----------     ----------
Total current liabilities                            4,395,567      7,028,193
Deferred liabilities under employment agreements       231,617        310,794
                                                    ----------     ----------
Total liabilities                                    4,627,184      7,338,987
                                                    ----------     ----------
Common stock subject to rescission                     674,124        674,124
                                                    ----------     ----------
Commitments and Contingencies

Stockholders' deficit:
 Class A convertible preferred stock, stated
  value and liquidation preference - $1.00 per
  share; authorized 5,000,000 shares, issued
  and outstanding 500,000 shares in 1998 and
   200,000 shares in 1997                               55,000           --
 Class B convertible preferred stock, stated
  value and liquidation preference - $1.00 per
  share; authorized 10,000,000 shares, issued
  and outstanding 100,000 shares in 1998 and
  2,953,125 shares in 1997                              54,764      1,617,260
 Common stock - $.001 par value; authorized
  50,000,000 shares, issued and outstanding
  5,512,412 shares in 1998 and 1,726,235 shares
  in 1997                                                5,512          1,726
 Additional paid in capital                         23,066,835     18,410,249
 Accumulated deficit                               (27,999,109)   (27,654,152)
                                                    ----------     ----------
Total stockholders' deficit                        ( 4,816,998)    (7,624,917)
                                                    ----------     ----------
Total liabilities and stockholders' deficit        $   484,310    $   388,194
                                                    ==========     ==========
See Notes to Consolidated Financial Statements

HITSGALORE.COM, INC. (FORMERLY SYSTEMS COMMUNICATIONS, INC.) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended December 31,
                                       ---------------------------------------
                                          1998           1997          1996
                                       ----------     ----------    ----------
Net revenues                          $   123,487    $ 1,498,533   $ 2,832,123
                                       ----------     ----------    ----------
Costs and expenses:
 Cost of revenues                          74,092        109,563       827,063
 Selling and administrative expenses    1,244,391      3,027,384     6,322,627
 Impairment and other losses               84,276      1,898,953    14,233,953
 Depreciation and amortization             23,647        497,377     1,459,436
                                       ----------     ----------    ----------
  Total operating costs and expenses    1,426,406      5,533,277    22,843,079
                                       ----------     ----------    ----------
                                       (1,302,919)    (4,034,744)  (20,010,956)
Loss from disposition of subsidiary          --       (1,595,412)        --
Gain from sale of license agreement          --        2,695,214         --
Interest income                               892          4,070         8,183
Interest expense                         (212,842)      (587,884)     (381,975)
Other income (expense), net               480,441       (125,318)     (103,891)
                                       ----------     ----------    ----------
Loss from continuing
 operations before income taxes        (1,034,428)    (3,644,074)  (20,488,639)
Income tax benefit                     (  262,000)      (605,500)   (2,440,150)
                                       ----------     ----------    ----------
Loss from continuing operations        (  772,428)    (3,038,574)  (18,048,489)

Discontinued operations:
 Income (loss) from operations of
  discontinued telecommunications
  businesses, less income tax expense
  of 151,000 and $240,000 in 1997 and
  income tax benefit of $763,044
  in 1996                                 246,243        391,752   ( 1,508,179)
 Gain from disposition of
  telecommunication businesses, less
  income tax expense of $365,500
  in 1997                                    --          596,648          --
                                       ----------     ----------    ----------
Loss before extraordinary item           (526,185)    (2,050,174)  (19,556,668)
Extraordinary item - Gain from
 extinguisment of debt, less income
 tax expense of $111,000                  181,228           --            --
                                       ----------     ----------    ----------
Net loss                              $  (344,957)   $(2,050,174) $(19,556,668)
                                       ==========     ==========    ==========
Basic and diluted earnings per share:
 Loss from continuing operations      $     (0.27)   $     (1.97) $     (15.13)
 Income (loss) from operations of
  discontinued telecommunications
  businesses                                 0.09           0.25         (1.26)
 Gain from disposition of
  telecommunications businesses               --            0.39           --
 Extraordinary item - Gain from
  extinguishment of debt                     0.06            --            --
                                       ----------     ----------    ----------
 Net loss                             $     (0.12)   $     (1.33) $     (16.40)
                                       ==========     ==========    ==========
See Notes to Consolidated Financial Statements

HITSGALORE.COM, INC. (FORMERLY SYSTEMS COMMUNICATIONS, INC.) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


                                             CLASS A               CLASS B
                                            PREFERRED             PREFERRED           COMMON STOCK
                                        ------------------  --------------------  ------------------
                                         SHARES     AMOUNT    SHARES     AMOUNT      SHARES   AMOUNT
                                        ---------  -------  ---------  ---------  ----------  ------
Balance at December 31, 1995            4,800,000 $178,125  4,690,000 $2,728,345   1,060,828 $ 1,061
Issuance of common stock and warrants
 for cash                                    --        --       --         --         59,098      59
Conversion of preferred stock          (4,408,000)(177,495)  (140,000)  (236,600)    322,130     322
Issuance of common stock as
 compensation                                --        --       --         --          5,965       6
Issuance of common stock in connection
 with business acquisitions                  --        --       --         --         40,453      40
Issuance of stock for debt                   --        --       --         --         29,650      30
Net loss                                     --        --       --         --           --       --
                                        ---------  -------  ---------  ---------  ----------  ------
Balance at December 31, 1996              392,000      630  4,550,000  2,491,745   1,518,124   1,518
Issuance of common stock and warrants
 for cash                                    --        --       --         --         29,365      29
Conversion of preferred stock            (192,000)    (630)(1,596,875)  (874,485)     96,669      97
Issuance of common stock as
 compensation                                --        --       --         --        142,980     143
Issuance of stock for debt                   --        --       --         --         82,489      82
Rescission of business acquisitions          --        --       --         --       (142,035)   (142)
Repayment of loan to officer                 --        --       --         --         (1,357)    ( 1)
Net loss                                     --        --       --         --           --       --
                                        ---------  -------  ---------  ---------  ----------   -----
Balance at December 31, 1997              200,000      --   2,953,125  1,617,260   1,726,235   1,726
Issuance of common stock for cash            --        --        --        --        122,619     123
Conversion of preferred stock            (200,000)     --  (2,853,125)(1,562,496)    100,255     100
Issuance of common stock as
 compensation                                --        --        --        --        582,855     583
Issuance of stock and warrants in
 conversion of notes and debentures          --        --        --        --      2,215,437   2,215
Issuance of stock and warrants in
 extinguishment of debt                      --        --        --        --        127,611     128
Issuance of stock in settlement of
 other obligations                        500,000   55,000       --        --        708,374     708
Common stock received in partial
 recovery of note receivable                 --        --        --        --       ( 70,974)   ( 71)
Net loss                                     --        --        --        --           --       --
                                        ---------  -------  ---------  ---------  ----------  ------
Balance at December 31, 1998              500,000 $ 55,000    100,000 $   54,764   5,512,412 $ 5,512
                                        =========  =======  =========  =========  ==========  ======

See Notes to Consolidated Financial Statements



HITSGALORE.COM, INC. (FORMERLY SYSTEMS COMMUNICATIONS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Continued)


                                                              Additional
                                                               Paid-In     Accumulated
                                                               Capital       Deficit       Total
                                                             ----------    ----------    ----------
Balance at December 31, 1995                               $ 11,880,274  $ (6,047,310) $  8,740,495
Issuance of common stock and warrants
 for cash                                                     2,187,214          --       2,187,273
Conversion of preferred stock                                   413,773          --            --
Issuance of common stock as
 compensation                                                   260,187          --         260,193
Issuance of common stock in connection
 with business acquisitions                                   1,892,067          --       1,892,107
Issuance of stock for debt                                      199,120          --         199,150
Net loss                                                           --     (19,556,668)  (19,556,668)
                                                             ----------    ----------    ----------
Balance at December 31, 1996                                 16,832,635   (25,603,978)  ( 6,277,450)
Issuance of common stock and warrants
 for cash                                                       231,471          --         231,500
Conversion of preferred stock                                   875,018          --           --
Issuance of common stock as
 compensation                                                   384,092          --         384,235
Issuance of stock for debt                                      716,236          --         716,318
Rescission of business acquisitions                            (572,849)         --        (572,991)
Repayment of loan to officer                                    (56,354)         --         (56,355)
Net loss                                                           --      (2,050,174)   (2,050,174)
                                                             ----------    ----------    ----------
Balance at December 31, 1997                                 18,410,249   (27,654,152)   (7,624,917)
Issuance of common stock for cash                                57,377         --           57,500
Conversion of preferred stock                                 1,562,396         --             --
Issuance of common stock as
 compensation                                                   216,344         --          216,927
Issuance of stock and warrants in
 conversion of notes and debentures                           2,048,848         --        2,051,063
Issuance of stock and warrants in
 extinguishment of debt                                         308,806         --          308,934
Issuance of stock in settlement of
 other obligations                                              554,655         --          610,363
Common stock received in partial
 recovery of note receivable                                    (91,840)        --          (91,911)
Net income (loss)                                                  --        (344,957)     (344,957)
                                                             ----------    ----------     ---------
Balance at December 31, 1998                               $ 23,066,835 $ (27,999,109) $ (4,816,998)
                                                             ==========    ==========     =========

See Notes to Consolidated Financial Statements

HITSGALORE.COM, INC. (FORMERLY SYSTEMS COMMUNICATIONS, INC.) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                            -------------------------------------
                                                               1998          1997         1996
                                                            ---------     ---------    ----------

Cash flows from operating activities:
Net loss                                                  $  (344,957) $ (2,050,174) $(19,556,668)
 Adjustments to reconcile net income (loss)
  to net cash used in operations:
  Depreciation and amortization                                23,647       544,839     1,750,727
  Amortization of deferred compensation, net                  (89,200)     (125,503)      (16,552)
  Gain from settlement of employment
   agreement                                                 (380,029)         --            --
  Recovery of note receivable from sale of assets            (398,521)         --            --
  Provision for bad debts                                      34,269        39,816       522,687
  Stock and warrants issued for compensation
   and as consideration for extension of debt                  22,788       384,235       260,193
  Deferred income taxes                                          --            --      (3,203,194)
  Impairment losses                                            84,276     1,898,953    14,728,854
  Loss from disposition of subsidiary                            --       1,595,412         --
  Gain from sale of license agreement                            --      (2,695,214)        --
  Gain from disposition of telecommunications
   businesses                                                    --        (962,148)        --
  Gain from extinguishment of debt                           (292,228)         --           --
  Increase (decrease) in cash from change
   in operating assets and liabilities:
    Accounts receivable                                        (7,774)      148,912       214,330
    Equipment inventories                                        --            --          73,211
    Deferred expenses                                            --            --         498,697
    Other assets                                              (43,668)       52,252        67,037
    Accounts payable                                          436,491      (484,304)      (39,308)
    Accrued expenses and other liabilities                    554,399       401,162     1,060,019
    Deferred revenue                                           86,000      (109,957)     (553,982)
                                                            ---------     ---------    ----------
Net cash used in operating activities                        (314,507)   (1,361,719)   (4,193,949)
                                                            ---------     ---------    ----------
Cash flows from investing activities:
 Acquisition of businesses                                       --            --         (46,854)
 Disposition of businesses                                       --         370,844          --
 Expenditures for furniture and equipment                      (2,820)       (7,693)     (552,718)
 Notes receivable from officers and employees                    --            --         (50,000)
                                                            ---------     ---------    ----------
Net cash provided by (used in) investing
 activities                                                    (2,820)      363,151      (649,572)
                                                            ---------     ---------   -----------
Cash flows from financing activities:
 Proceeds from issuance of common stock                        57,500       231,500     2,187,273
 Proceeds from notes and debentures payable                   307,600     1,568,443     2,422,752
 Payments on notes payable and capital leases                 (94,600)     (686,858)     (637,596)
 Payments on shares subject to rescission                        --         (35,000)      (80,500)
 Proceeds from (payments on) borrowings under
  line of credit                                                 --         (75,000)       47,917
                                                            ---------     ---------    ----------
Net cash provided by financing activities                     270,500     1,003,085     3,939,846
                                                            ---------     ---------    ----------
Net increase (decrease) in cash                               (46,827)        4,517      (903,675)
Cash and cash equivalents at beginning of the
 period                                                        65,556        61,039       964,714
                                                            ---------     ---------    ----------
Cash and cash equivalents at end of the
 period                                                   $    18,729   $    65,556  $     61,039
                                                            =========     =========    ==========

See Notes to Consolidated Financial Statements

HITSGALORE.COM, INC. (FORMERLY SYSTEMS COMMUNICATIONS, INC.) AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 FORMATION OF THE COMPANY AND DESCRIPTION OF BUSINESS

Hitsgalore.com, Inc., a Florida corporation (the "Company"), formerly Systems Communications, Inc., was incorporated as Florida One Capital Corporation in 1987 and made an initial public offering of its common stock in 1988 as a blank check company for the purpose of acquiring other companies. The Company underwent several corporate name changes from its inception until 1991 when it changed its name to Systems Communications, Inc. On March 19, 1999, the Company and Hitsgalore.com, a Nevada corporation ("Old Hitsgalore.com"), completed a reorganization and merger (the "Reorganization and Merger Agreement"). Pursuant to the Reorganization and Merger Agreement, (a) the Company transferred its existing business, properties and assets to its wholly-owned subsidiary, International Healthcare Solutions, Inc. ("IHSI"),
(b) caused IHSI to assume the obligations, debts and liabilities of the Company and, then, (c) Old Hitsgalore.com was merged into the Company and the Company changed its name to Hitsgalore.com, Inc. The Company also declared a reverse split of its issued and outstanding common stock, in the ratio of one share for each seven shares, immediately prior to the merger.

During 1990 and 1991, the Company acquired and divested companies engaged in the eye glass distribution and residential building industries and for a brief period of time, operating under the name of Highland Healthcare Corporation, was under the control of another publicly-owned blank check company formed for the purpose of acquiring healthcare related businesses. Beginning in August 1994, the Company acquired various businesses engaged in the telecommunications and healthcare cost containment industries. These acquisitions included (i) Ameristar Telecommunications, Inc. ("ATI"), a reseller of long-distance telephone and pay-per-view television services and products, principally to the hospitality industry, (ii) Coast Communications, Inc. ("CCI"), whose principal business was the installation and servicing of pay-per-view television equipment, (iii) LCI Communications, Inc. ("LCI"), Comstar Network Services, Inc. ("Comstar"), Intelicom International Holding, Inc. ("Intelicom"), formerly Affiliated Communications, Inc., and Telcom Network, Inc. ("TNI"), all of which were engaged in the business of reselling telecommunications services, (iv) National Solutions Corporation ("NSC"), which is engaged in the healthcare cost containment business, and (v) Health Management Technologies ("HMT"), whose principal business was the development, sale and maintenance of medical management computer software. All of these acquisitions were accounted for using the purchase method of accounting.

In 1996 and 1997, the Company sold, abandoned or otherwise disposed of its ownership interests in ATI, CCI and HMT and sold substantially all of the operating assets of TNI. As of December 31, 1998, NSC, LCI, Comstar, TNI and two newly-formed subsidiaries, IHSI and Ameritel Communications Systems, Inc. ("Ameritel"), all of which are wholly owned subsidiaries, and Intelicom, in which the Company has an approximate 15.0% minority interest, are all inactive.

As of December 31, 1998, the Company's principal business was to develop a network of healthcare management companies, third-party healthcare plan administrators and other healthcare management organizations that collectively offered a wide array of healthcare cost containment and case management services and products for resale by the Company to large self insured companies.

Pursuant to the Merger and Reorganization Agreement, Old Hitsgalore.com was merged into the Company in exchange for 37,675,000 shares of the Company's common stock. Up to an additional 4,000,000 shares of the Company's common stock may be issued as compensation to consultants and professionals and for merger costs and expenses. Immediately prior to the merger, the Company declared a reverse split of its issued and outstanding common stock, options, warrants and other rights to purchase its common stock, in the ratio of one share for each seven shares, so that immediately preceding the merger the Company would have approximately 8,000,000 shares of common stock issued and outstanding, assuming exercise of all such options, warrants and other rights. The Company also transferred its existing business, properties, assets and liabilities, excluding those of Old Hitsgalore.com, to IHSI in exchange for 100% of the outstanding common stock of IHSI. The result of the assumption of liabilities by IHSI is that both the Company and IHSI are jointly and severally obligated for such liabilities. The shares of outstanding common stock of IHSI were then transferred into trust for the benefit of the Company's stockholders. The outstanding shares of common stock of IHSI are to be distributed as a dividend in kind to the Company's stockholders, subject to the effectiveness of a registration statement under the Securities Act of 1933, which is to be filed by IHSI. After giving effect to these transactions, the remaining business of the Company consists of the business of Old Hitsgalore.com. For accounting purposes, the merger of Old Hitsgalore.com into the Company was treated as a recapitalization of Old Hitsgalore.com, with Old Hitsgalore.com as the acquirer.

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The Company's minority interest in Intelicom is carried at zero. See Note 4.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. Depreciation is provided using the straight-line method over periods that approximate the assets' useful lives.

INTANGIBLE ASSETS

The Company assesses the recoverability of intangible assets, including goodwill, if facts and circumstances suggest that the carrying amount of intangible assets may have been impaired. In making its assessment, the Company gives consideration to the undiscounted cash flows from the use of such assets, the estimated fair value of such assets and other factors that may affect the recoverability of such assets. If such an assessment indicates that the carrying value of intangible assets may not be recoverable, the carrying value of intangible assets is reduced.

In connection with business acquisitions during 1995 and 1996, the Company recorded intangible assets totaling $14,050,000. Such intangible assets were being amortized over periods ranging from 3 to 20 years. Amortization expense charged to operations in 1997 and 1996 was approximately $208,333 and $1,036,666, respectively. In addition, the Company reduced intangible assets by approximately $875,001 in 1997 as a result of the rescission of the HMT acquisition agreement (see Note 4) and by approximately $11,676,667 in 1996 to write off, as an impairment loss, the unamortized cost of acquired healthcare management information software technology that has not and is not likely to produce any significant amounts of future revenues. As of December 31, 1998 and 1997, the Company had fully amortized or written off all intangibles associated with acquired businesses.

GOODWILL

In connection with business acquisitions during 1995 and 1996, the Company recorded goodwill totaling $7,124,182. Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets at the dates of acquisition and was being amortized on the straight-line method over periods ranging from 3 to 20 years. Amortization expense charged to operations in 1997 and 1996 was approximately $114,499 and $279,253, respectively. In addition, the Company reduced the carrying value of goodwill by approximately $1,184,451 in 1997 as a result of the rescission of the HMT acquisition agreement (see Note 4) and by approximately $2,752,187 in 1996 to reflect an impairment in the values of the Company's healthcare management and telecommunications assets. As of December 31, 1998 and 1997, the Company had fully amortized or written off all goodwill associated with acquired businesses.

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

EARNINGS PER SHARE DATA

The Company has applied, for all years presented, the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), which requires the presentation of both basic and diluted earning per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed based on the sum of the weighted average number of common shares outstanding plus the additional number of shares that would have been outstanding if all potentially dilutive common shares, pursuant to stock purchase warrants and options, convertible preferred stock and convertible notes and debentures, had been issued.

Basic and diluted earnings per share for each of the three years in the period ended December 31, 1998 are the same because the inclusion of incremental shares in the computation of diluted earnings per share from the assumed conversion of convertible notes, debentures and preferred stock and exercise of outstanding options and warrants and warrants to be issued in connection with conversion of convertible notes and debentures would have had the effect of reducing the per share loss from continuing operations for the respective periods.

Common stock and earnings per share data for all periods presented has been adjusted to reflect the reverse split of the Company's issued and outstanding common stock, in the ratio of one share for each seven shares, effective as of the close of business on March 18, 1999 (see Notes 1 and 17). The weighted average number of common shares outstanding, after giving effect to the reverse split, were 2,813,704 shares in 1998, 1,543,158 shares in 1997 and 1,192,780 shares in 1996.

STATEMENT OF CASH FLOWS

The operating, investing and financing activities included in the consolidated statements of cash flows are presented net of the assets and liabilities acquired in connection with business combinations and the assets and liabilities disposed of in connection with the rescission of business acquisitions. As permitted by Statement of Financial Accounting Standards No. 95, cash flows from operations of discontinued telecommunications businesses are not separately presented.

LONG-LIVED ASSETS

The Company follows the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of". This statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

COMPREHENSIVE INCOME

The Company has applied the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS NO. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income. The Company has no accumulated or current items of comprehensive income that are excluded from net income (loss). Accordingly, as permitted under SFAS 130, the Company has not presented a statement of comprehensive income.

DISCLOSURES ABOUT OPERATING SEGMENTS

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this statement did not have a significant effect on the Company's reported segments and related disclosures see Note 15).

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

RECLASSIFICATIONS

Certain amounts in the 1997 and 1996 and consolidated financial statements have been reclassified to conform to the 1998 presentation.

NOTE 3  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company and its subsidiaries have incurred losses from continuing operations of $772,428, $3,038,574 and $18,048,489 in 1998, 1997 and 1996, respectively, and have used approximately $314,507, $1,361,719 and $4,193,949, respectively, of cash in their operations. The Company and its subsidiaries have a net working capital deficiency of approximately $4.2 million and a deficiency in assets of approximately $4.8 million as of December 31, 1998 and, as December 31, 1998, were in default of certain obligations to their creditors. Additionally, as discussed in Note 14, the Company and its subsidiaries are subject to various legal and administrative proceedings. An unfavorable outcome in one or more of these actions or proceedings could have an adverse effect on the Company's liquidity and ability to maintain current business operations.

The intent of the Merger and Reorganization Agreement between the Company and Old Hitsgalore.com, a development stage company, and the transactions contemplated thereby is to provide the Company with the ability to liquidate the debts, liabilities and obligations assumed by IHSI and provide working capital to the Company. However, there is no assurance that the transactions contemplated by the Merger and Reorganization Agreement will provide the cash required by the Company to sustain future operations, in which case, the company would be required to seek additional financing sources. In the absence of a sufficient amount of cash flows from operations or from future financing transactions, the Company would be required to seek other alternatives.

Based on the foregoing factors, it is uncertain whether or not the Company will be able generate adequate cash flows from operations, or from financing transactions, to carry on or maintain business operations. If the Company is unable to generate adequate cash flows from operations or from financing transactions to support its business operations, the Company would be required to seek other alternatives, including sale, merger or discontinuance of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4  ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

In 1998, the Company reactivated a dormant, wholly owned subsidiary ("Intelicom") for the purpose of divesting ownership and control of the subsidiary in connection with the acquisition of one or more telecommunications businesses. A majority of ownership and control in Intelicom was sold to a group of outside managers and investors and the Company received cash of $100,000. As of December 31, 1998, the Company owns approximately 370,000 shares, or approximately 15%, of the total issued and outstanding shares of common stock of Intelicom. Of the total number of shares owned by the Company, 300,000 shares are to be distributed to the Company's stockholders of record as of October 30, 1998 and the remaining shares are to be retained by the Company. The Company had no accounting basis in its investment in Intelicom; accordingly, the Company recognized, as other income, the $100,000 it received in connection with the change in ownership. As of December 31, 1998, Intelicom had no operations.

Effective March 12, 1996, the Company acquired all of the outstanding stock of Health Management Technologies, Inc. ("HMT"), whose principal business is the development, sale and maintenance of medical management computer software, for 309,837 shares of its common stock valued at $2,000,000. The acquisition was accounted for using the purchase method of accounting. The total purchase price was $2,140,000, including costs of $140,000. The excess of the purchase price over the fair value of the net assets acquired was $1,373,984 and was assigned a useful life of 15 years. The net assets acquired included $1,500,000 of medical computer software, which was assigned a useful life of 3 years.

The results of operations of HMT since the date of acquisition, and through the date of its disposition have been included in the accompanying consolidated financial statements. The following unaudited pro forma summary operating results are for the year ended December 31, 1996 and include the results of operations of HMT (with pro forma adjustments for amortization of goodwill and intangible assets acquired) as if HMT was acquired as of January 1, 1996. The pro forma summary is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future operating results of the combined companies.

Net revenues from continuing
 operations                                               $  3,035,195
Loss from continuing operations                            (18,161,892)
Loss from operations of discontinued
 telecommunications businesses                              (1,508,179)
Basic and diluted earnings per share:
 Loss from continuing operations                                (15.23)
 Loss from operations of
  discontinued telecommunications
  businesses                                                     (1.26)
 Net loss                                                       (16.49)

As more fully discussed below, in 1996 and 1997, the Company sold, abandoned or otherwise disposed of its ownership interests in HMT, ATI and CCI and sold substantially all of the operating assets of TNI. As a result of the disposition or discontinuance of the operations of the Company's telecommunications businesses, the results of operations of those businesses are shown as discontinued in the accompanying consolidated financial statements.

In June 1997, the Company entered into an agreement with the former shareholders of HMT to rescind the Company's March 1996 acquisition of HMT. The HMT rescission agreement provided for the return of all of the HMT stock acquired by the Company to the former shareholders of HMT in exchange for $450,000 in cash (in payment of inter-company loans to HMT from the Company) and 309,837 shares of the Company's common stock issued in connection with the acquisition. In connection with the disposition of HMT, the Company recognized a pre-tax loss of approximately $1,595,412, which is included as a component of loss from continuing operations in the accompanying consolidated statement of operations for the year ended December 31, 1997. The loss was based on the fair value of the Company's common stock returned to the Company by the former stockholders of HMT in exchange for the return of the stock of HMT to the former stockholders of HMT. On the effective date of the rescission agreement, HMT had net assets of approximately $1,740,647, net of cash received, and the fair value of the 309,837 shares of the Company's common stock that were returned to the Company by the former shareholders of HMT totaled approximately $145,235, based on the quoted market price of the Company's common stock on the OTC Bulletin Board as of the date of the rescission transaction. The return of the shares was recorded as a reduction in common stock and additional paid in capital in the amounts of $310 and $144,925, respectively.

The operating results of HMT included in the accompanying consolidated financial statements for the years ended December 31,1997 and 1996 are summarized as follows:
                                                     1997         1996
                                                  ---------    ---------
Net revenues                                    $ 1,311,055  $ 1,257,298
Loss from continuing operations,
 before income taxes                               (153,656)    (828,895)

In January 1997, the Company sold (a) TNI's long-distance customer base and existing customer receivables for $76,000 in cash and (b) TNI's utility audit division customer base, agreements and work-in-process in exchange for $25,000 in cash and a $500,000 convertible debenture issued by International Teledata Corporation ("ITD"). In connection with the sale of these assets, the Company recorded a gain of approximately $25,000, which is included in the gain from disposition of telecommunications businesses in the accompanying consolidated financial statements for the year ended December 31, 1997. No value was assigned to the $500,000 convertible debenture issued to the Company by ITD (the "ITD Note", see Note 5).

In May 1997, the Company and the former stockholders of ATI entered into an agreement to rescind the August 1994 acquisition of ATI by the Company (the
"ATI rescission agreement"). The ATI rescission agreement provided for the return of the ATI stock acquired by the Company to the former stockholders of ATI. In exchange for the return of the ATI stock, the ATI stockholders were required to return to the Company, for cancellation, 684,410 shares of the Company's common stock, unexercised warrants to purchase 168,668 shares of the Company's common stock and $250,000 of 6% acquisition notes payable. Included in the gain from disposition of telecommunications businesses in the accompanying consolidated statement of operations for the year ended December 31, 1997 is a pre-tax gain of approximately $937,148 from the rescission of the ATI acquisition agreement. The gain from the disposition of ATI was based on the fair value of the Company's common stock returned to the Company by the former stockholders of ATI in exchange for the return of the stock of ATI to the former stockholders of ATI. On the effective date of the rescission agreement, ATI had net liabilities, including acquisition indebtedness, of approximately $509,392 and the fair value of the 684,410 shares of the Company's common stock that were returned to the Company by the former stockholders of ATI totaled approximately $427,756, based on the quoted market price of the Company's common stock on the OTC Bulletin Board as of the date of the rescission transaction. The return of the shares was recorded as a reduction in common stock and additional paid in capital in the amounts of $684 and $427,072, respectively.

In May 1996, the Company informed the principals of CCI that it was canceling the acquisition of CCI, terminating all of the related acquisition documents and abandoning CCI's business. In connection with the abandonment of CCI's business, the Company wrote off its remaining investment in CCI and recognized a loss of approximately $300,000. The principals of CCI filed suit to enforce the acquisition notes issued by the Company in connection with the CCI acquisition (see Note 7) and the issuance of 200,000 shares of the Company's Class A preferred stock. This matter was referred by court order to mandatory arbitration in the State of Florida (the Arbitration"). On February 3, 1998, the Arbitrators' awarded in favor of the former shareholders of CCI (the "Award"). The Award required the Company (i) to convert 200,000 shares of previously issued Class A Preferred Stock into 100,000 shares of common stock,
(ii) to issue another 200,000 shares of Class A Preferred Stock to the former stockholders (which are also convertible into 100,000 shares of the Company's common stock) and (iii) gave the former stockholders the ability to (a) seek a summary judgment against the Company for $500,000, without opposition or (b) accept 500,000 shares of Class A Preferred Stock in lieu of a summary judgment. As of December 31, 1997, the Company had $300,000 of acquisition notes outstanding in addition to a loss contingency reserve of approximately $111,000, related to this action. During 1998, the Company (a) converted 200,000 shares of previously issued preferred stock into 100,000 shares of common stock and (b) issued (i) 100,000 shares of its common stock in conversion of another 200,000 shares of preferred stock and (ii) 500,000 shares of its preferred stock in satisfaction of the arbitration settlement. The fair value of the securities issued pursuant to the Arbitrators' award totaled approximately $83,000 and was charged against previously recorded loss reserves. As a result of the Award, the Company was relieved from the obligations due under the acquisition notes payable to the former stockholders of CCI. As of December 31, 1998, the Company believes it has complied with all of the provisions and terms contained in the Arbitrator's award but, the Company is aware of a possible action by the former shareholders of CCI to set aside the Company's compliance with the terms of the Award. As a result of this uncertainty, the Company relieved the obligations due under the acquisition notes payable to the former stockholders of CCI from its consolidated balance sheet but increased its accrual for claims, assessments and other liabilities by $300,000 (see Note 14).

The consolidated operating results of the Company for all years presented segregate, as discontinued operations, the results of operations of the Company's discontinued telecommunications businesses. The assets and liabilities of the telecommunications segment, included in the accompanying consolidated balance sheets as of December 31, 1998 and 1997, are summarized as follows:
                                                  1998          1997
                                                -------       -------
      Current assets                          $    --       $     539
      Total assets                                 --             539
      Current liabilities                       422,526       494,133
      Total liabilities                         422,526       494,133

The revenues, costs and expenses of the Company's discontinued telecommunications businesses for years ended December 31, 1998, 1997 and 1996, are summarized as follows:

                                        1998        1997         1996
                                      --------    --------    ----------
Net revenues                        $     --     $ 405,617   $ 2,177,858
Cost of revenues                          --         --        1,320,256
Selling and administrative expenses      1,308     449,925     2,304,059
Impairment and other losses               --         --          494,901
Depreciation and amortization             --        47,460       291,291
Interest income                           --         --              971
Interest expense                          --        32,393        38,713
Other income (expense), net            398,551     755,913           832
Income (loss) from operations of
  discontinued businesses, before
  income taxes                         397,243     631,752    (2,271,223)

Other income (expense), net of discontinued businesses for the years ended December 31, 1998 and 1997 includes income of approximately $398,521 from the partial recovery of the ITD note and net proceeds of approximately $750,000 from the settlement of an arbitration award, respectively (see Note 5).

NOTE 5  OTHER GAINS AND IMPAIRMENT AND OTHER LOSSES

In March 1998, the Company, TNI, ITD and certain former employees of the Company (the "Employees") entered into an agreement (the "Agreement") which provided for the transfer to the Employees of certain of the TNI assets sold to ITD by the Company in January 1997 (see Note 4). In connection with the transfer of these assets, the Company canceled the ITD Note. In exchange for cancellation of the ITD Note, the Company received 70,974 shares of its common stock (after giving effect to the one share for each seven shares reverse stock split declared effective as of March 18, 1999) beneficially owned by the Employees, waivers by the Employees of accrued and unpaid compensation due to them and cancellation of their employment agreements with the Company. Included in income (loss) from operations of discontinued telecommunications businesses for the year ended December 31, 1998 is income of approximately $398,521 from the cancellation and partial recovery of the ITD Note.

After the sale of the TNI assets described in Note 4, the only remaining significant asset of TNI was an award in the amount of $1,250,000 granted to TNI in a binding arbitration proceeding between and among TNI, GE Capital Communications Services Corporation ("GECCS") and New Enterprise Wholesale Services, Limited Partnership ("NEWS"). On December 24, 1997, TNI, GECCS and NEWS entered into a Confidential Settlement Agreement and Mutual Full and Final Releases and the award was satisfied in full. After legal fees and other costs, TNI received net proceeds of approximately $750,000, which are included in other income (expense), net of discontinued businesses for the year ended December 31, 1997 (see Note 4).

In connection with the Company's acquisition of NSC in October 1995, the Company recorded $2,000,000 of common stock which was to be issued to the founders and management of NSC. The dollar amount of the common stock to be issued was reflected as common stock to be issued in the Company's consolidated balance sheets as of December 31, 1996 and 1995. In January 1997, the founders and management of NSC (the "Retiring Management") resigned in a negotiated agreement between the Company and Retiring Management. The material features of the agreement included the waiver by Retiring Management of (a) all accrued and unpaid bonuses ($695,214) and (b) the $2,000,000 of common stock which was to be issued to Retiring Management pursuant to the NSC acquisition agreement. In exchange, the Company granted Retiring Management a license agreement for the exclusive use of NSC's healthcare management software and technology, subject to certain limitations. As a result of this agreement, the Company removed the common stock to be issued and accrued and unpaid bonuses from its consolidated balance sheet and recognized a gain, in 1997 from the sale of the license agreement totaling approximately $2,695,214.

During each of the three years in the period ended December 31, 1998, the Company recognized various losses to reflect, among other things, impairment in the carrying values of the Company's healthcare management and telecommunications assets, potential lease termination liabilities and elimination of deferred compensation assets as a result of the resignation of certain employees subject to employment agreements. Impairment and other losses included in the accompanying consolidated statements of operations are summarized as follows:

                                                    Year Ended December 31,
                                             ----------------------------------
                                               1998        1997         1996
                                             --------    ---------   ----------
Impairment and other losses included
 in loss from continuing operations:
  Write-off of capital lease and related
    assets                                 $     --    $  768,545  $    --
  Provisions for lease termination
   liabilities                                151,500     227,860       --
  Write-off of deferred compensation
   assets                                        --       625,728       --
  Write-down of other assets                   23,126      67,345       --
  Accrual of Timboon settlement liability        --       162,053       --
  Write-off of intangibles and goodwill          --          --     14,233,953
  Other accruals and adjustments             ( 90,350)     47,422       --
                                             --------   ---------   ----------
                                               84,276   1,898,953   14,233,953
                                             --------   ---------   ----------
Impairment and other losses included
 in loss from discontinued operations:
  Write off of intangibles and goodwill          --          --        194,901
  Write off of Investment in CCI                 --          --        300,000
                                             --------   ---------   ----------
                                                 --          --        494,901
                                             --------   ---------   ----------
                                           $   84,276  $1,898,953  $14,728,854
                                             ========   =========   ==========

For descriptions of the write off of intangibles and goodwill, the accrual of the Timboon settlement liability and the write off of deferred compensation assets, see Notes 2, 7 and 13, respectively.

Prior to the rescission of the ATI acquisition agreement (see Note 4 ), the Company obtained and guaranteed an equipment lease financing facility for ATI's use. The lessor subsequently terminated the financing facility, took possession of the equipment under lease and initiated an action against the Company to enforce the provisions of the guaranty agreement. In 1998, the Company recorded a loss provision of $151,500 pursuant to the guaranty agreement (see Note 14). This loss provision was partially offset by adjustments to previously accrued loss reserves.

In 1997, the Company removed, from its consolidated balance sheet, the capital lease and other assets related to equipment under lease from Boston Financial & Equity Corporation ("BFC") due to BFC having taken possession of certain computer equipment leased by NSC from BFC and the initiation by BFC of an action filed in the State of Texas against the Company seeking approximately $500,000, due under the lease agreement. The removal of the capital lease and other assets related to equipment under lease resulted in a loss of $768,545. The Company also recorded a loss contingency of approximately $500,000 and removed the related capital lease obligation from the Company's consolidated balance sheet, which resulted in an additional loss provision for lease termination liabilities of approximately $122,986.

NOTE 6  FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                  DECEMBER 31,
                                            ---------------------
                                             1998          1997
                                            -------       -------
Furniture and equipment, at cost           $ 75,162      $130,162
Less: accumulated depreciation             ( 46,035)      (56,774)
                                            -------       -------
Net furniture and equipment                $ 29,127      $ 73,388
                                            =======       =======

Depreciation expense was $23,647, $174,545 and $330,973 in 1998, 1997 and
1996, respectively.
















[REMAINDER OF PAGE LEFT BLANK]

NOTE 7  NOTES AND DEBENTURES PAYABLE

Notes and debentures payable consist of the following:

                                                        DECEMBER 31,
                                                 -----------------------
                                                    1998          1997
                                                 ---------     ---------
4% Cumulative convertible debentures
 due October 1, 1998                            $  791,664    $1,200,000
10% Cumulative convertible debentures
 due on November 26, 1997                          170,000       170,000
Notes payable to former shareholders of
 NSC in equal monthly installments of
 $20,000, non-interest bearing                     150,000       150,000
Acquisition notes payable to the former
 stockholders of CCI                                  --         300,000
18% Cumulative Convertible Debenture
 Note due January 15, 1999                          80,000        80,000
10% cummulative convertible debenture note
 due on June 7, 1999                                50,000          --
12% Convertible Promissory Note
 due March 28, 1997, in default                     30,000        30,000
10% Cumulative Convertible Debenture
 Note due September 1998                            30,000        30,000
10% Cumulative convertible debentures
 due on various dates through
 November 1997                                        --       1,195,000
10% Convertible debentures payable to
 former shareholders of TNI                           --         450,000
12% Cumulative Convertible Debenture
 Notes due on various dates through
 November 1998                                        --          50,000
Other                                                9,700         6,700
                                                 ---------     ---------
                                                 1,311,364     3,661,700
Less: current portion                           (1,311,364)   (3,661,700)
                                                 ---------     ---------
Long-term portion                              $     --      $     --
                                                 =========     =========


On February 24, 1997, the Company issued $1,120,000 of 4% cumulative convertible debentures due October 1, 1998 (the "4% Debentures") to Timboon, LTD ("Timboon", a non U.S. person) in reliance upon exemptions under Regulation S of the Securities Act of 1933. The 4% Debentures were convertible at any time after 45 days from the date of their issuance, until maturity, into the Company's common stock at a conversion price equal to the lesser of
(a) 80% of the average closing bid price of the Company's common stock for the five days preceding the issuance of the debentures or (b) 70% of the average closing bid price of the Company's common stock for the five days preceding the conversion date. The Company incurred costs in connection with this financing of $120,000 and received net proceeds of $1,000,000.

As of December 31, 1997, the Company had converted $120,000 of the 4% Debentures into 256,361 shares of the Company's common stock. On June 6, 1997, as a result of the Company's refusal to convert additional debentures, Timboon, as Plaintiff, filed an action in the United District Court, Southern District of New York, against the Company, as Defendant, seeking the delivery of 163,438 shares of common stock in conversion of $150,000 of 4% Debentures and the payment of $970,000, plus damages. The Company filed a counterclaim against Timboon alleging that Timboon breached the representations and covenants it made in the Off-Shore Securities Subscription Agreement. These representations and covenants related to, among other things, Timboon's investment intent in acquiring the Company's securities, its possible "shorting" of the Company's common stock in contemplation of conversion and manipulative market activity with the intent to artificially depress the market price of the Company's common stock.

Effective March 2, 1998, the Company and Timboon entered into a Settlement Agreement and Release (the "Settlement Agreement"), in settlement of all claims brought against each other in connection with the 4% Debentures. The Settlement provided for a cash payment of $1,200,000 in full satisfaction of the outstanding debt to Timboon or the issuance of such number of shares of the Company's common stock as can be sold by Timboon with net proceeds of $1,200,000. In connection with the Settlement Agreement, the Company increased the principal balance of the 4% Debentures to equal $1,200,000 and recognized a charge to income of approximately $162,053.

As of December 31, 1998, the Company had issued and Timboon had sold an aggregate of 5,000,000 shares of common stock. Timboon realized net proceeds of approximately $408,336 from the sale of the shares. The Company has treated an equal amount of the 4% Debentures as converted, leaving debentures outstanding of approximately $791,664. These debentures may be settled in cash or by the issuance of common stock upon conversion. In March 1999, the Company issued 1,000,000 shares of its common stock (before giving effect to the reverse split in the Company's common stock) in conversion of $200,000 in principal amount of such outstanding debentures, leaving debentures outstanding of approximately $591,664 after such conversion. In April 1999, the Company issued an additional 1,015,000 shares of its common stock (before giving effect to the reverse split in the Company's common stock) in full satisfaction of all outstanding debenture indebtedness owed to Timboon.

On November 21, 1996 and November 26, 1996, the Company privately placed, in reliance upon exemptions under Regulation S of the Securities Act of 1933, $300,000 and $200,000, respectively, of 10% one-year cumulative convertible debentures. These debentures were convertible into shares of the Company's common stock at any time after 45 days from the date of their issuance and prior to their scheduled one-year maturity dates. The conversion price of these debentures, plus accrued and unpaid interest, is equal to the lesser of
(a) 70% of the average closing bid price of the Company's common stock for the five days preceding the conversion date or (b) 80% of the average closing bid price of the Company's common stock for the five days prior to issuance of the debentures. In connection with the issuance of these debentures, the Company incurred placement fees and other costs of approximately $50,000 and received net proceeds of approximately $450,000. As of December 31, 1998 and 1997, the Company had converted $330,000 of these debentures into 122,000 shares of the Company's common stock, leaving debentures outstanding of approximately $170,000. In April 1999, the Company issued 192,500 shares of its common stock (before giving effect to the reverse split in the Company's common stock) in full satisfaction of all of this outstanding debenture indebtedness.

The notes payable to the former shareholders of NSC, due in equal monthly installments of $20,000, are currently in default. No payments on these notes have made by NSC since April 1996. NSC is currently accruing interest on these notes at 18% per annum, the default rate of interest as called for by the notes.

The acquisition notes payable to the former stockholders of CCI were extinguished as a result of the completion of an arbitration proceeding brought against the Company by the former stockholders of CCI (see Notes 4 and 14).

The $80,000 18% Cumulative Convertible Debenture Note due January 15, 1999 is convertible into the Company's common stock, at the election of the holder, at a conversion price of $2.50 per share. The loan is guaranteed by the Company's

Chairman of the Board and is collateralized by 500,000 shares of the Company's common stock, which is held in escrow pursuant to an escrow agreement. On January 25, 1999, the Company received a demand for repayment of this loan and on February 23, 1999, the Company and the lender entered into an agreement for repayment of the note. Pursuant to the agreement, the lender took possession of the escrowed shares. The shares are to be sold by the lender in repayment of the principal amount of the debenture, plus $10,000 and accrued and unpaid interest. Once the amounts owing to the lender are paid in full from the sale of such shares, the remaining shares, if any, are to be returned to the Company.

The $50,000 10% cumulative convertible debenture note due on June 7, 1999 is convertible into 750,000 shares of the Company's common stock and 750,000 common stock purchase warrants, at the election of the holder. The debenture note also provides for automatic conversion and repayment upon the effective date of a registration statement under the Securities Act of 1933 covering resale of the shares to be issued upon conversion of the debenture note and upon exercise of the warrants to be issued upon conversion of the note. The 750,000 stock purchase warrants issuable upon conversion of the debenture note are exercisable at prices ranging from $0.125 to $0.20 per share and expire two years after their issue date.

The $30,000 12% Convertible Promissory Note due March 28, 1997 was converted into 408,163 shares of the Company's common stock in March 1999. Such conversion was made on terms more favorable than those contained in the original note agreement for purposes of inducing conversion. In connection with the conversion of this note, the Company recorded debt conversion expense of approximately $46,938 for the cost of the inducement offer.

The $30,000 10% Convertible Debenture Note due September 1998 was converted into 350,000 shares of the Company's common stock in March 1999. Such conversion was made on terms more favorable than those contained in the original note agreement for purposes of inducing conversion. In connection with the conversion of this note, the Company recorded debt conversion expense of approximately $46,836 for the cost of the inducement offer.

During 1996, the Company privately placed with Nidan Corporation, in reliance upon exemptions under Regulation D of the Securities Act of 1933, a series of one-year 10% cumulative convertible debentures in the aggregate principal amount of $1,279,000 (the "Nidan Debentures"). The Nidan Debentures were convertible into shares of the Company's common stock on various dates through November 1997 or on the effective date of a registration statement under the Securities Act of 1933, if earlier. The number of shares of common stock issuable upon conversion of these debentures, in either case, was generally to be determined by dividing the principal amount of the debentures, plus accrued and unpaid interest, by the lesser of (a) the fixed conversion prices set forth in the debentures, which range from $1.50 to $5.00 per share, or (b) a conversion price equal to 50% of the average closing bid and ask prices of the Company's common stock at the close of trading on the next day following the maturity date as set forth in the respective debenture. As of December 31, 1997, the Company had converted $84,000 of these debentures, leaving a principal balance of $1,195,000.

In 1997, Nidan Corporation transferred $845,000 in principal amount of these debentures to residents of the State of Michigan without the consent of the Company. The Company believed that the conversion of these debentures could have constituted a violation of Michigan securities law as a result of the Company being subject to a consent order (see Note 14); accordingly, the Company refused to convert these debentures at maturity. Subsequently, the note holders and the Company determined that the offer to Michigan residents of the underlying common stock was made by the conversion feature of the debentures and that the issuance of common stock in conversion would not in-of-itself constitute an additional violation under the consent order.

In 1998, the Company issued 5,242,929 shares of its common stock upon conversion of the $845,000 in principal amount of Nidan Debentures transferred to residents of the State of Michigan, according to the original conversion feature contained in the respective debenture note. The Company also issued, effective as of June 30,1998, 2,500,000 shares of its common stock and 2,000,000 common stock purchase warrants upon conversion of all remaining Nidan Debentures pursuant to a settlement agreement. The fair value of the securities issued upon conversion of the remaining debenture notes approximated the carrying value of the debt converted and no gain or loss was recognized. The warrants issued have an expiration date of June 29, 2000 and are exercisable at prices ranging from $0.20 to $0.25 per share.

The $450,000 10% convertible debentures payable to the former shareholders of TNI which were outstanding as of December 31, 1997 were extinquished, effective as of March 31, 1998 pursuant to a redemption offer made to the holders of the notes. Pursuant to the redemption offer, the Company issued an aggregate of 893,278 shares of its common stock and 450,000 stock purchase warrants. Of the stock purchase warrants issued, 225,000 warrants, exercisable at $1.50 per share, expire in March 2000 and 225,000 warrants, exercisable at $0.20 per share, expire in March 2003. The carrying amount of the debt extinquished exceeded the fair value of the common stock and warrants issued in exchange for the debt by $292,228. This excess is classified as an extraordinary gain in the accompanying consolidated statement of operations for the year ended December 31, 1998.

The $50,000 12% Cumulative Debenture Notes outstanding as of December 31, 1997 consisted of two notes in the principal amount of $25,000, each. These notes were due in October and November 1998, respectively, and were converted into 500,830 shares of the Company's common stock and 500,000 common stock purchase warrants exercisable at $0.10 per share. The warrants issued upon conversion of these notes expire in the year 2000.

Except for the guaranty and security agreements described above, all of the notes and debentures outstanding as of December 31, 1998 are unsecured obligations of the Company and its subsidiaries.


NOTE 8  BORROWINGS UNDER LINES OF CREDIT

As of December 31, 1998 and 1997, the Company had no used or unused lines of credit.

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

NOTE 10  INCOME TAXES

Income taxes reflected in the accompanying consolidated statements of operations consist of deferred income taxes and are allocated among (i) continuing operations, (ii) the components of discontinued operations and
(iii) extraordinary gains in proportion to their individual effects on income tax expense, after allocation of income tax expense applicable to continuing operations. No provisions for income taxes currently payable have been made due to operating losses for tax purposes.

The allocation of income taxes is summarized as follows:

                                            YEAR ENDED DECEMBER 31,
                                      -----------------------------------
                                        1998        1997           1996
                                      --------    --------     ----------
Loss from continuing operations       $(262,000) $(605,500) $(2,440,150)
Discontinued operations:
 Income (loss) from operations of
  discontinued telecommunications
  businesses                            151,000    240,000     (763,044)
 Gain from disposition of
  telecommunications businesses            --      365,500         --
Extraordinary item - Gain from
 extinguishment of debt                 111,000       --           --
                                        -------    -------    ---------
Income tax expense (benefit)          $    --    $    --    $(3,203,194)
                                        =======    =======    =========

Income taxes applicable to continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to loss before income taxes as a result of the following:

                                                   YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                               1998        1997         1996
                                             -------    ---------    ---------
Amount computed at statutory rate          $(351,700) $(1,239,000) $(6,966,137)
Increase (reduction) in taxes
 resulting from:
State income taxes                           (41,400)    (120,400)    (819,546)
Amortization of goodwill                        --         38,900       80,158
Rescission of business acquisitions             --        176,900         --
Impairment losses                               --           --        971,769
Change in valuation allowance                131,100      538,190    4,125,702
Other                                           --            (90)     167,904
                                             -------     -------     ---------
                                           $(262,000) $  (605,500) $(2,440,150)
                                             =======    =========    =========









[REMAINDER OF PAGE LEFT BLANK]


The Company has temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts of such assets and liabilities as measured by enacted tax laws. The Company also has net operating loss carryforwards available to reduce future taxable income. The significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                       December 31,
                                                 ----------------------
                                                    1998          1997
                                                 ---------     ---------
Deferred tax assets:
Net operating loss carryforwards                $3,427,000    $4,034,296
Allowance for doubtful accounts                      --          190,000
Accrued compensation and liabilities under
 employment agreements                             143,000       257,000
Accrued expenses and other current liabilities     435,000       250,800
                                                 ---------     ---------
Total deferred tax assets                        4,005,000     4,732,096
Less-valuation allowance                        (3,870,000)   (4 663 996)
                                                 ---------     ---------
Net deferred tax assets                            135,000        68,100
                                                 ---------     ---------
Deferred tax liabilities:
Deferred compensation                              135,000        68,100
                                                 ---------     ---------
Total deferred tax liabilities                     135,000        68,100
                                                 ---------     ---------
Net deferred income taxes                       $    --       $    --
                                                 =========     =========

At December 31, 1998, the Company and its subsidiaries had unused net operating loss carryforwards of approximately $9 million, expiring on various dates through 2018. Of this amount, approximately $8 million is not restricted as to use. The balance of the carryforwards amounting to approximately $1 million is restricted to offsetting future taxable income, if any, of the respective companies which generated the carryforwards and may be further limited as to utilization in any one year by existing tax laws.

NOTE 11 - STOCKHOLDERS' EQUITY

CLASS A PREFERRED STOCK

The Company's Class A preferred stock is non-voting, has a stated value and liquidation preference of $1.00 per share, is convertible into one-half share of the Company's common stock at the election of the holder at any time prior to a public offering of the Company's common stock and automatically converts into common stock at the time of such public offering. As of December 31, 1998, the Company had 500,000 shares of Class A preferred stock outstanding.
These shares were issued during the year to the former stockholders of CCI in satisfaction of an arbitration award (see Notes 4 and 14).

CLASS B PREFERRED STOCK

The Company's Class B preferred stock is non-voting, has a stated value and liquidation preference of $1.00 per share, is convertible into shares of the Company's common stock (with such number of shares to be determined as of the date of issuance), based on the stated value divided by the 10-day average closing bid price of the Company's common stock) at the election of the holder at any time prior to a public offering of the Company's common stock and automatically converts into common stock at the time of such public offering.


As of December 31, 1997, the Company had 2,953,125 shares of Class B preferred stock outstanding. During 1997, 2,853,125 shares of Class B preferred stock were converted into 100,255 shares of common stock (after giving effect to the reverse stock split). As of December 31, 1998, 100,000 shares of Class B preferred stock were outstanding and are convertible into 5,195 shares of common stock.

STOCK PURCHASE OPTIONS AND WARRANTS

The Company has issued common stock purchase warrants in conjunction with the sale and issuance of common and preferred stock and upon conversion of convertible debentures. The exercise price of warrants issued was determined based upon the issue and market prices of the Company's other securities.
Warrants outstanding are exercisable at any time until their expiration date and entitle the holder to receive one share of common stock for each warrant.
After giving effect to the reverse split of the Company's common stock in the ratio of one share for each seven shares, declared effective March 18, 1999, the Company has approximately 924,483 warrants outstanding. Of the warrants outstanding as of December 31, 1998, 342,340 warrants, exercisable at prices ranging from $0.70 to $31.50 per share, expire in 1999, 566,071 warrants, exercisable at prices ranging from $0.35 to $10.50 per share, expire in 2000 and 16,072 warrants, exercisable at $1.40 per share, expire in 2003.

The Company has issued stock options to certain officers, employees, consultants and directors. Options outstanding as of December 31, 1998, after giving effect to the reverse split of the Company's common stock, include:
options, expiring in February 1999, to acquire 16,786 shares at $10.50 per share; and options, expiring in August 2002, to acquire 185,714 shares at $0.70 per share.

During 1998, the Company registered 636,946 shares of its common stock, after giving effect to the reverse split of the Company's common stock, for resale by certain of its officers, employees, consultants and directors. The shares registered for resale were issued upon exercise of non-statutory stock options granted to those persons during 1998 in exchange for services previously rendered to the Company. The exercise price of such stock options was equal to the market price of the Company's stock on the date of grant and ranged from $0.70 to $0.77 per share.












[REMAINDER OF PAGE LEFT BLANK]


Options and warrants are summarized as follows. All data has been restated for the reverse stock split, declared effective as of March 18, 1999, in the ratio of one share for each seven shares.

                                                                  Weighted
                                                   Exercise       Average
                                                   Price Range    Exercise
                                         Shares    per share      Price
                                        ---------  ------------   ---------
Warrants and options
 outstanding at December 31, 1996         643,386  $10.50-$70.00     $26.46
Warrants issued                            99,686  $ 0.70-$31.50     $ 7.42
Warrants canceled                         (23,810) $10.50            $10.50
Options issued                            202,500  $ 0.70-$10.50     $ 1.54
Options canceled                         (142,857) $42.00            $42.00
                                        ---------
Warrants and options
 outstanding at December 31, 1997         778,905  $ 0.70-$70.00     $13.51
Warrants issued                           796,428  $ 0.35-$10.50     $ 1.33
Warrants expired                         (448,350) $10.50-$70.00     $20.79
Options issued                            636,946  $ 0.70-$ 0.77     $ 0.77
Options exercised                        (636,946) $ 0.70 $ 0.77     $ 0.77
                                        ---------
Warrants and options
 outstanding at December 31, 1998       1,126,983  $ 0.35-$31.50     $2.06
                                        =========

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement
No. 123") provides for an alternative fair value method of accounting for recognizing stock option expense. The fair value method of accounting requires the use of complex option pricing models that were originally developed for valuing publicly traded options. Option pricing models also require the use of subjective assumptions about the Company's stock and do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

Companies that have not adopted Statement No. 123 are required to present pro forma disclosure of what net income and earnings per share would have been had the fair value method of accounting been used to recognize stock option expense. For purposes of pro forma disclosure, the Company uses a Black-
Scholes option pricing model. The pro forma disclosures are based upon the terms of options granted during the year, the price of the Company's stock on the date of grant and certain other assumptions, including the following:


                                          1998       1997
                                          ----       ----
Risk-free interest rate                   6.50%      6.50%
Dividend yield                             --         --
Volatility                                1.96       1.73
Expected life (in years)                   N\A       4.50


The compensation cost of options granted in 1998 as measured under APB 25 and under Statement No. 123 were the same, accordingly, no pro forma information is presented for the year ended 1998. The Company's pro forma net loss and basic and diluted earnings per share data after giving effect to the charges to income that would have been necessary had the Company adopted Statement No.
123 for the year ended December 31, 1997 and, after giving effect to the reverse split in the ratio of one share for each seven shares effective as of March 18, 1999, are summarized as follows:

Loss from continuing operations                            $(3,319,331)
                                                             ---------
Income from operations of discontinued
 telecommunications businesses                                 391,752
Gain from disposition of discontinued
 telecommunications businesses                                 596,648
                                                             ---------
Net income (loss)                                          $(2,330,820)
                                                             =========

Basic and diluted earnings per share:
 Loss from continuing operations                            $    (2.15)
 Income from operations of discontinued
  telecommunications businesses                                    .25
 Gain from disposition of discontinued
  telecommunications businesses                                    .39
                                                             ---------
      Net loss                                              $    (1.51)
                                                             =========

NOTE 12  LEASES

The Company leases office space under an operating lease agreement expiring on May 31, 1999. Minimum future rental payments under this lease agreement as of December 31, 1998 total $8,441.

Rental expense under all operating leases was $34,209, $167,354 and $359,474 in 1998, 1997 and 1996, respectively.

The Company and its subsidiaries have vacated certain leased premises and abandoned certain equipment leased under non-cancelable lease agreements and are subject to actions brought by certain lessors for lease payments and other charges due under the leases. As of December 31, 1998, the Company and its subsidiaries have liabilities totaling approximately $841,000 for the estimated obligations due under such lease agreements (see Notes 5 and 14).
Certain of these actions were settled in March 1999 for $28,600 in cash.
Amounts previously accrued for those actions totaled approximately $191,500.

NOTE 13 - EMPLOYMENT AGREEMENTS

As of December 31, 1998 and 1997, the Company had employment agreements with certain of its key employees. These employment agreements provide for, among other things, the payment of compensation over five years from the dates of the respective employment agreements regardless of whether or not the employees remain in the employ of the Company. The present value of future obligations under such agreements as of December 31, 1998 and 1997 was approximately $376,559 and $675,966, respectively, and the Company had deferred compensation assets related to these agreements totaling approximately $354,494 and $179,568, respectively. Deferred compensation assets are reported on the basis that the related employee(s) continue to provide meaningful service to the Company and are reduced in the event the employee(s) cease to provide such service. In 1997, certain employees subject to employment agreements resigned and the Company reduced, as a charge to income, deferred compensation assets by approximately $625,728 (see Note 5).

In March 1998, the Company, TNI, International Teledata Corporation ("ITD") and certain former employees of the Company (the "Employees") entered into an agreement (the "Agreement") which provided for the transfer of certain ITD assets to the Employees (see Note 5). In connection with the Agreement the Employees waived all unpaid compensation due to them by the Company and all obligations due to them under their employment agreements. Included in the gain from partial recovery of the ITD Note is approximately $159,104 related to future obligations under employment agreements and approximately $147,506 related to obligations to the Employees for past service (see Note 5).

On June 30, 1998, the Company and its former Chief Executive Officer (the
"Former CEO") entered into an agreement and mutual release (the "Release").
Pursuant to the Release, the Company agreed to issue 300,000 shares of its common stock and release the Former CEO from any and all claims, demands, contracts, and obligations of any kind whatsoever which the Company had, has or may have against the Former CEO in exchange for a release from the Former
CEO of any and all claims, demands, contracts and obligations of any kind whatsoever which the Former CEO had, has or may have against the Company arising out of the employment agreement between the Company and the Former CEO
(the "Employment Agreement"). As a result of the Release, the Company removed all liabilities previously accrued by the Company under the Employment
Agreement from its consolidated balance sheet and recorded a gain, which is included in other income, of approximately $380,029. Of this amount, approximately $226,029 related to future obligations under the Employment
Agreement and approximately $154,000 related to obligations to the Former CEO for past service.

For the years ended December 31, 1998 and 1997, the Company amortized approximately $256,121 and 219,734, respectively, in deferred compensation assets and approximately $345,321 and $344,946, respectively, in deferred compensation liabilities related to employment agreements. The Company also wrote off deferred compensation assets of approximately $625,728 in 1997 and recorded gains totaling approximately $385,133 in 1998 from the cancellation of employment agreements. As a part of the above described agreements, the Company also recognized gains totaling approximately $301,506 from the waiver by the employees of compensation previously accrued for past service.

Following is a summary of amounts included in the accompanying consolidated balance sheets for outstanding employment agreements as of December 31, 1998 and 1997:

                                                           1998         1997
                                                        ---------     ---------
Deferred compensation assets included in:
 Other current assets                                  $  138,971    $  126,627
 Deferred compensation (non-current)                      215,523        52,941
                                                        ---------     ---------
                                                       $  354,494    $  179,568
                                                        =========     =========


Deferred compensation liabilities included in:
 Accrued expenses and other current liabilities        $  144,942    $  365,172
 Deferred liabilities under employment agreements         231,617       310,794
                                                        ---------     ---------
                                                       $  376,659    $  675,966
                                                        =========     =========

NOTE 14  COMMITMENTS AND CONTINGENCIES

As of December 31, 1998, the Company was subject to an Involuntary Petition under Chapter 7 of the U.S. Bankruptcy Code (the "Petition") which was filed against the Company on June 1, 1998 in the United States Bankruptcy Court for the Middle District of Florida (Case No. 98-09299-8P7). The Petition did not include any of the Company's subsidiary companies. On April 20, 1999, the U.S. Bankruptcy Court issued an order dismissing the Petition.

In October 1997, Boston Financial Corporation ("BFC") took possession of certain computer equipment leased by NSC from BFC as a result of the default by NSC of payments due under the lease. On December 11, 1997, BFC filed an amended suit in District Court, 45th Judicial District, Bexar County, Texas (Case No. 97CI-14567) against NSC and, as guarantors of the lease agreement, the Company, ATI and TNI. This action seeks approximately $500,000 in lease payments and other charges due under the lease agreement. As of December 31, 1998 and 1997, the Company had accrued a loss reserve for this action of approximately $500,000, which is included in liabilities and accruals for claims, assessments and other losses in the accompanying consolidated balance sheets. Subsequent to December 31, 1998, the Company settled all actions brought against the Company and its subsidiaries by BFC for a cash payment of $125,000.

On May 21, 1997, Mr. Jeff Good, as Plaintiff, filed an action in the United States District Court, Southern District of Iowa, Davenport Division (Case No. 3-97-CV-80085) against the Company, as Defendant, for amounts Mr. Good alleges are due under an alleged employment agreement between Mr. Good and one of the Company's subsidiaries (which subsidiary is no longer conducting business). This action seeks compensation and benefits under the employment agreement in excess of $200,000. The Company believes this action to be without merit and intends to vigorously defend it. The outcome of this action, favorable or not, is not expected to have any material adverse impact on the Company's financial condition or future results of operations.

On April 15, 1997, Mr. Ken Lame, as Plaintiff, filed an action in the United States District Court, District Court of Utah, Central Division (Case No. 2:97CV0292W) against the Company and NSC, as Defendants. This action arises from a consulting agreement between Mr. Lame and NSC. The action seeks approximately $250,000, plus interest and attorney's fees, for payments Mr. Lame alleges are due him under a consulting agreement. The accompanying consolidated financial statements include a loss reserve of approximately $118,500 related to this action. Resolution of this matter adverse to the Company could result in an additional loss accrual but the Company does not anticipate that it will incur a liability materially in excess of amounts recorded. Mr. Lame was a petitioner in the Chapter 7 involuntary bankruptcy proceeding filed against the Company and had a valid claim against the Company in the bankruptcy in the amount of approximately $5,000.

Prior to the rescission of the ATI acquisition agreement, the Company obtained and guaranteed an equipment lease financing facility for ATI's use. The financing facility was subsequently terminated by the lessor due to non-payment by ATI of payments due under the related lease agreements. In connection with the rescission of the ATI acquisition agreement, ATI issued a promissory note to the Company in the amount of $180,000, payable upon the default by ATI of payments due under the lease financing facility. Payments due to the Company under the promissory note are to be equal to the amount, if any, the Company may be required to pay under the lease guaranty agreement. Included in liabilities and accruals for claims, assessments and other losses in the accompanying consolidated balance sheet as of December 31, 1998 is a loss reserve of approximately $151,500 for the estimated liability under the guarantee agreement. Subsequent to December 31, 1998, the Company settled all obligations due to the lessor under the guarantee agreement and approximately $41,000 in other lease termination liabilities for a cash payment of approximately $28,600.

The Company is subject to a consent order, executed in December 1996, between the Company and the State of Michigan. The consent order requires the Company to use its best efforts to satisfy the prerequisites of the Security and Exchange Commission and the Michigan Securities Bureau for registering common stock sold to Michigan purchasers for resale by them in the public market. This action is the result of the sale by the Company of its securities in the State of Michigan without an exemption from registration under the Michigan

Uniform Securities Act. In the event the Company is unable to effect a registration statement, or such purchasers are unable to resell their shares pursuant to such registration statement, at a higher price than their cost, then the Company is required to use its best efforts to satisfy the prerequisites of the Securities and Exchange Commission and the State of Michigan for making a rescission offer to all such purchasers. Pursuant to the consent order, the Company ceased the unregistered sale of securities in Michigan, was censured and paid costs to the state of $2,500. Upon satisfaction of the consent order, all sanctions are terminated. As of December 31, 1998, the Company estimates its maximum potential exposure as a result of a rescission offer to residents of State of Michigan to be approximately $848,931, including accrued interest of approximately $174,807. The interest amount is included in accrued interest in the accompanying consolidated balance sheet. The number of shares the Company believes is subject to a rescission offer in the State of Michigan, if such an offer were to be made, totals approximately 219,000 shares; and, the weighted average purchase price of such shares is approximately $3.25 per share. As of December 31, 1998, the Company has not satisfied the requirements of the consent order. Due to the "best efforts" nature of the Company's compliance obligation, the Company believes that its performance of the terms of the consent order is deferred until such time it is able to both financially and functionally comply with the consent order. In 1998 and 1997, the Company accrued interest expense of $53,192 and $52,396, respectively, related to its rescission obligation. As of December 31, 1998, the Company believes that certain holders of the Company's securities residing in the State of Michigan have sold shares of the Company's common stock that are subject to the consent order. To the extent that residents of the State of Michigan have sold shares subject to the consent order, the holders of such shares, to the Company's knowledge and belief, are not entitled to relief under the consent order inasmuch as the consent order provides for a rescission offer and not for damages arising out of the sale of such shares. Accordingly, the Company believes that, as of December 31, 1998, its obligations under the consent order have been reduced. The Company, however, is not able to determine the effect of the sale of such shares, if any, on the Company's rescission obligation under the consent order.

In May 1996, the Company informed the principals of CCI that it was canceling the acquisition of CCI, terminating all of the related acquisition documents and abandoning CCI's business. In connection with the abandonment of CCI's business, the Company wrote off its remaining investment in CCI and recognized a loss of approximately $300,000. The principals of CCI filed suit to enforce the acquisition notes issued by the Company in connection with the CCI acquisition (see Note 7) and the issuance of 200,000 shares of the Company's Class A preferred stock. This matter was referred by court order to mandatory arbitration in the State of Florida (the Arbitration"). On February 3, 1998, the Arbitrators' awarded in favor of the former shareholders of CCI (the "Award"). The Award required the Company (i) to convert 200,000 shares of previously issued Class A Preferred Stock into 100,000 shares of common stock,
(ii) to issue another 200,000 shares of Class A Preferred Stock to the former stockholders (which are also convertible into 100,000 shares of the Company's common stock) and (iii) gave the former stockholders the ability to (a) seek a summary judgment against the Company for $500,000, without opposition or (b) accept 500,000 shares of Class A Preferred Stock in lieu of a summary judgment. As of December 31, 1997, the Company had $300,000 of acquisition notes outstanding in addition to a loss contingency reserve of approximately $111,000, related to this action. During 1998, the Company (a) converted 200,000 shares of previously issued preferred stock into 100,000 shares of common stock and (b) issued (i) 100,000 shares of its common stock in conversion of another 200,000 shares of preferred stock and (ii) 500,000 shares of its preferred stock in satisfaction of the arbitration settlement. The fair value of the securities issued pursuant to the Arbitrators' award totaled approximately $83,000 and was charged against previously recorded loss reserves. As a result of the Award, the Company was relieved from the obligations due under the acquisition notes payable to the former stockholders of CCI. As of December 31, 1998, the Company believes it has complied with all of the provisions and terms contained in the Arbitrator's award but, the Company is aware of a possible action by the former shareholders of CCI to set aside the Company's compliance with the terms of the Award. As a result of this uncertainty, the Company relieved the obligations due under the acquisition notes payable to the former stockholders of CCI from its consolidated balance sheet but increased its accrual for claims, assessments and other liabilities by $300,000. It is not possible to predict the likely outcome of any action the former stockholders may take to set aside the Company's compliance with the Award; however, the Company believes it has meritorious defenses against any such action.

The Company is also involved in certain other legal and administrative actions incurred in the ordinary course of business, none of which are expected to have a material impact on the Company's future results of operations.


NOTE 15  SEGMENT INFORMATION

In 1997 and 1996, the Company sold or otherwise disposed of substantially all of the assets of its telecommunications businesses. As of December 31, 1998 and 1997, the Company business activities are in the healthcare cost containment industry.

The operations of the Company's telecommunications segment are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. For summary operating results of the Company's discontinued telecommunications businesses, see Note 4.

For the years ended December 31, 1998 and 1997, the Company had no capital expenditures applicable to its discontinued telecommunications businesses.

In 1998, the Company and its subsidiaries had one customer that accounted for approximately 100% of the Company's consolidated net revenues from continuing operations and, in 1997, had another customer that accounted for approximately 53% of the Company's consolidated net revenues from continuing operations.

The Company has no inter-segment revenues.


NOTE 16  STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION


                                         YEAR ENDED DECEMBER 31,
                                     ------------------------------
                                       1998       1997        1996
                                     --------   --------   --------
Non-cash investing and
 financing activities:

  Equipment capital leases         $     --    $  73,184  $ 703,215
  Issuance of stock and warrants
   in conversion of notes and
   and debentures payable           2,051,063    716,318    199,150
  Issuance of stock and warrants
   in extinquishment of debt          308,934       --         --
  Issuance of stock in settlement
   of other obligations and accruals  827,290       --         --
  Recovery of note receivable
   from the sale of assets             91,911       --         --

Cash paid during the period for:
 Interest                               9,148    131,635       --
 Income taxes                                       --         --

NOTE 17 EVENTS SUBSEQUENT TO DECEMBER 31, 1998

On March 19, 1999 (the "Effective Date"), the Company and Hitsgalore.com, a Nevada Company ("Old Hitsgalore.com"), completed a reorganization and merger (the "Reorganization and Merger Agreement"). In connection with the Reorganization and Merger Agreement, the Company:

(i) declared, effective as of the close of business on March 18, 1999, a reverse split of its issued and outstanding common stock and the common stock underlying all issued, outstanding and unexpired common stock purchase options, warrants and other rights to purchase its common stock in the ratio of one share for each seven shares, so that immediately preceding the merger the Company would have approximately 8,000,000 shares of common stock issued and outstanding, assuming exercise of all such options, rights and other rights;
(ii) transferred all of its existing business, property and assets, tangible and intangible, excluding the business and assets of Old Hitsgalore.com, to International Healthcare Solutions, Inc. ("IHSI"), a newly-formed wholly-owned subsidiary of the Company, in exchange for 20.0 million shares of IHSI's common stock;
(iii) caused IHSI to assume all of the debts, liabilities and obligations of the Company outstanding as of the Effective Date and irrevocably indemnify the Company against all of such debts, liabilities and obligations; and
(iv) transferred into trust for the benefit of the Company's stockholders the
20.0 million shares of IHSI common stock referred to in (ii) above, which shares are restricted and represented by a single, global certificate. The shares of IHSI common stock are to be distributed to the Company's stockholders as a dividend in kind subject to the effectiveness of a registration statement to be filed by IHSI under the Securities Act of 1933, as amended.

Pursuant to the Reorganization and Merger Agreement, Old Hitsgalore.com was merged into the Company on the Effective Date in exchange for the conversion of all of the issued and outstanding stock of Old Hitsgalore.com into 37.675 million shares of the Company's common stock. The Reorganization and Merger Agreement also provides for the issuance of up to an additional 4.0 million shares of the Company's common stock to consultants and professionals rendering services in connection with the reorganization and merger and for acquisition costs and fees. On the Effective Date, the name of the Company was changed to Hitsgalore.com, Inc.

The Reorganization and Merger Agreement also provides that the proceeds, if any, from the exercise of outstanding common stock purchase options and warrants be used to pay the debts, liabilities and obligations of the Company assumed by IHSI pursuant to the Reorganization and Merger Agreement and to provide working capital to the Company.

NOTE 18 - Valuation and Qualifying Accounts

Valuation and qualifying accounts (which are deducted from the assets to which they apply) consist of an allowance for doubtful accounts.

Following is a summary of the allowance for doubtful accounts:

Balance, December 31, 1996                     $ 28,074
 Additions:
  Provision for bad debts charged
    to operations                                39,816
 Deductions:
  Write-offs                                    (63,214)
  Discontinued operations                        (4,676)
                                                 ------
Balance, December 31, 1997                         --
Additions:
  Provision for bad debts charged
    to operations                                34,269
 Deductions:
  Write-offs                                    (34,269)
                                                 ------
                                                    --
Balance, December 31, 1998                     $ ======

The provision for bad debts charged to operations applicable to discontinued operations was $475,711 in 1996.

NOTE 19  RESTATEMENT OF FINANCIAL RESULTS

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

The 1997 financial statements have been restated to retroactively record the shares of the Company's common stock returned to the Company in connection with the rescission of business acquisitions at fair value (see note 4). The shares of common stock returned to the Company in connection with the rescission of business acquisitions were previously valued and recorded at their original issue prices at the time of the respective business acquisitions. The effect of adjusting the value assigned to the shares of the Company's common stock returned to the Company in connection with the rescission of business acquisitions was to increase the Company's loss from continuing operations and net loss, for the year ended December 31, 1997, as previously reported, by $1,732,264 and $1,533,008, respectively, and increase the gain from disposition of telecommunication businesses, as previously reported, by $199,256. The per share effects were to increase the loss from continuing operations and net loss by $0.16 and $0.14, respectively, and increase the gain from disposition of telecommunications businesses by $0.02. The adjustments to the statement of operations for the year ended December 31, 1997 were offset by a corresponding increase in the Company's previously reported amount of additional paid in capital. As a result, the Company's net assets as of December 31, 1997 were unchanged by the restatement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective February 20, 1998, Ernst & Young LLP resigned as independent auditor of the Registrant. The report of Ernst & Young LLP on the Registrant's consolidated financial statements for the year ended December 31, 1996 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The report of Ernst & Young LLP included an explanatory paragraph expressing substantial doubt about the Registrant's ability to continue as a going concern.

In connection with the audit of the Registrant's consolidated financial statements for the year ended December 31, 1996, and in the subsequent interim periods, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report.

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


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The names and ages of directors (including the year in which each became a director) and executive officers of the Company as of the date hereof are set forth in the following table:

          Name            Age                Positions            Since
----------------------    ---  -------------------------------- ---------
Steve Bradford            42   President, Principal Executive   March 1999
                               Officer, Principal Accounting
                               Officer, Secretary and Director
Melvyn L. Price, Jr.      43   Director                         April 1999
Phillip Lloyd Kaich       46   Director                         April 1999
Daniel Melvin Grant       45   Director                         April 1999

Each director is elected by holders of a majority of the Common Stock to serve for a term of one year ending on the next following annual meeting of stockholders and until his successor is elected and qualified. Officers serve at the will of the board. None of the incumbent directors have been elected by a majority of the Company's stockholders. They have been appointed by the Board to fill vacancies created by the resignations of their predecessors. Directors are not compensated for their services apart from their executive officer salaries, if the Director is also an executive officer. In the event the Company has directors who are not also officers, the Company may reimburse such directors for travel expenses related to Company business. The directors and officers of the Company are indemnified against liabilities that they incur by virtue of being directors and officers under the corporate laws of the State of Florida. The articles of incorporation and bylaws of the Company do not contain any provisions with respect to indemnification of directors and officers. The Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the federal securities laws is against public policy and may be unenforceable. The Company would seek approval of any such indemnification by a court of competent jurisdiction.

Steve Bradford is the Company's Chief Executive Officer and a Director. For the past 5 years Mr. Bradford has primarily been self-employed, in the telecommunications and internet areas. Prior to being a founding stockholder of Old Hitsgalore.com, Mr. Bradford and Mr. Reed, a principal stockholder of Old Hitsgalore.com and the Company, together owned I Wonder Technologies, a now-dormant business that focused on satellite applications for long distance learning and the transmission of voice, data, video and the internet. From January, 1994 to January, 1995, Mr.Bradford also was employed by Biomat, Inc., a privately-held manufacturer of lawn and garden products during its development stage and assisted it to develop its business plans and other administrative functions. Beginning July 1996, Mr Bradford served for one year as Chief Operations Officer of OUP, Inc., a closely-held direct mail company in Kansas City with annual sales in excess of $10 million. Mr. Bradford was also a director and President of Wamego Real Estate Development, Co., Inc., a Missouri corporation, then owned by Mr. Bradford's wife. After sale of that company to a third party and Mr. Bradford's resignation as President, the company filed for protection under the Bankruptcy Code on September 28, 1995, case number 95-42574, in the Western District of Missouri. The case was converted to a liquidtion on October 8, 1996 and is awaiting closing. Mr. Bradford holds a BS degree in Business Administration and a JD from the University of Kansas.

Melvyn L. Price, Jr. was elected to serve on the Board of Directors by the standing directors to fill vacancies on April 28, 1999. Since June 1998, Mr. Price has been Manager of Workstation Services for PCS Health Systems in Phoenix, AZ, and prior thereto, since August 1985, was Systems
Administrator of Desktop Support for Electronic Data Systems.

Phillip Lloyd Kaich was elected to serve on the Board of Directors by the standing directors to fill vacancies on April 28, 1999. Mr. Kaich has previously been an employee benefits insurance broker for certain major insurance companies and operated a company in the business of purchasing, installing and operating public payphones throughout southern California. For the past five years, Mr. Kaich has also been engaged in real estate sales and service. Since 1998, Mr. Kaich has been a franchisee and owner, operator of Red Carpet Inland Empire Realty, in Rancho Cucamonga, CA.

Daniel Melvin Grant was elected to serve on the Board of Directors by the standing directors to fill vacancies on April 28, 1999. Since 1991, Mr. Grant has been the proprietor of D. Grant Glass, Crestline, CA., involved in the national sales and installation of glass and other products. Mr. Grant has been involved in numerous prominent construction projects, including the Getty Museum, the LA Coliseum and for Marriott Hotels, Sheraton Hotels and Macys, with as many as 54 skilled craftsman employees under supervision.

The Company considers Mr. Dorian Reed, age 44, a principal stockholder, to be a key person who provides services to the Company. In 1994 Mr. Reed was engaged in internet consulting and research, primarily studying internet market trends for not-for-profit entities. The business Mr. Reed was involved in was incorporated in January 1995 as Angel Industries, Inc. Mr. Reed became an employee of Angel Industries until a new business, incorporated in 1995 by the President of Angel Industries, Inc., called Internet Business Broadcasting ("IBB") became his employer. See "Disclosure of Past Investigations Involving Dorian Reed". Prior to Hitsgalore.com, Mr. Reed and Steve Bradford together owned I Wonder Technologies, a now-dormant business that focused on satellite applications for long distance learning and the transmission of voice, data, video and the internet.

Disclosure of Past Investigations Involving Dorian Reed-

In 1995, Dorian Reed was employed by a new business called Internet Business Broadcasting ("IBB"). The original concept of IBB was to build web sites for small businesses and create an internet business mall for third party on-line retailers.

In late 1996, IBB started selling billboard space in IBB's internet business mall, and elsewhere on the IBB site, to companies wishing to advertise on the then new and growing internet. IBB signed contracts with individuals who leased the on-line billboards and IBB would then seek advertisers to purchase the space on the leased billboards. The proceeds generated by selling the advertising were to be split between IBB and the lessee of the billboard. In mid-1997, after failing to adequately collect revenues from a sufficient number of customers, IBB shut down its business and dissolved.

In early 1998, the Federal Trade Commission ("FTC") filed a lawsuit against Tom Maher, former President of IBB, Audrey Reed, and Mr. Reed for failure to refund money to customers and allegedly misleading investors about the potential return on their investment. In April, 1998, Mr. Reed filed an answer to the FTC complaint, pro se, denying all the allegations, and did not receive any subsequent correspondence from the government.

Mr. Reed says he was unaware any case was pending against him until stories appeared in the press and he was served with a default judgment at the Hitsgalore.com office in Rancho Cucamonga, CA on May 11, 1999. The judgement served on Mr. Reed informed him that a federal judge in Baltimore issued an order in April, 1999 for he and his co-defendants to pay $613,110 to 100 customers of IBB.

After being served on May 11, 1999, Mr. Reed immediately and pro-actively contacted the FTC through counsel regarding the matter. As of May 20, 1999, Mr. Reed is exploring his legal options for resolving the dispute, including the possibility of appealing or vacating the judgment.

In addition, the following incident involving Mr. Reed took place more than 5 years ago, and the Company is under no obligation to include it in this filing. In 1992, Mr. Reed was convicted at trial of wire fraud and unlawful use of access device and served a 10 month sentence in a federal prison camp and successfully completed the rest of his term on supervised release. There were several counts amounting to approximately $2,800.00 in losses, plus court and other costs, which all have been paid.

This case did not involve the purchase or sale of any security.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid or accrued to the chief executive officer of the Registrant or person discharging comparable duties and to the executive officers of the registrant whose compensation exceeded $100,000 for each of the three years in the period ending December 31, 1998.

                                            Annual Compensation
                            ---------------------------------------------------
                                                                     Long-Term
Name & Principal Positions  Year     Salary    Bonus      Other    Compensation
--------------------------  ----     ------    -----      -----    ------------
Steve Bradford
Chief Executive Officer (1) 1998   $   --     $  --      $  --      $    --

Stephen E. Williams         1998     75,000      --         --           --
Chief Executive             1997    150,000      --         --           --
Officer (2)(3)              1996    177,500      --       7,500          --

James T. Kowalczyk          1998    110,000      --         --           --
President (4)               1997     32,500      --         --           --
                            1996       N\A       --         --           --

Edwin B. Salmon, Jr.        1998    150,000      --         --           --
Chief Financial Officer,    1997    150,000      --         --           --
Treasurer and Chairman of   1996    177,000      --       7,500          --
the Board (2)(4)

(1) Mr. Steve Bradford became the Chief Executive Officer of the Company as a result of the completion of the Merger and Reorganization Agreement between the Company and Old Hitsgalore.com, which was effective as of March 19, 1999. As a principal stockholder of Old Hitsgalore.com, Mr. Bradford was not compensated. As of the date hereof, the Company and Mr. Bradford have no arrangements regarding future compensation for the services of Mr. Bradford, as its Chief Executive Officer.

(2) The Company entered into employment agreements with Mr. Williams and Mr. Salmon. These agreements provided for, among other things, the payment of compensation over 5 years from the date of their employment, regardless of whether or not these executive officers remained in the employ of the Company. On June 30, 1998, the Company and Mr. Stephen Williams entered into an agreement and mutual release (the "Release"). Pursuant to the Release, the Company issued 300,000 shares of its common stock and released Mr. Williams from any and all claims, demands, contracts, and obligations of any kind whatsoever which the Company had, has or may have against Mr. Williams in exchange for a release from Mr. Williams of any and all claims, demands, contracts and obligations of any kind whatsoever which Mr. Williams had, has or may have against the Company arising out of his employment with the Company. In connection with the Reorganization and Merger Agreement, Mr. Salmon resigned all of his positions with the Company.

(3)In April and June 1997, Mr. Williams resigned as the Company's President and CEO and Director, respectively.

(4)In August 1997, each of Messrs. Kowalczyk and Salmon were granted options to purchase 500,000 shares of the Registrant's common stock, exercisable at $0.10 per share at any time over five years.

N/A means the respective officer was not employed by the Company during that period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as March 31, 1999 by each shareholder known by the Company to be a beneficial owner of more than five percent of the Company's common stock, by each of the registrant's named directors and executive officers, and by all directors and executive officers of the registrant as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.


      Name of                             Amount and Nature       Percent
  Beneficial Owner                    of Beneficial Interest(1)  of Class(1)
----------------------                -------------------------  ---------
Dorian Reed                                   28,150,000 (2)          59.9%
Steve Bradford                                 6,100,000 (3)          13.0

All Directors and Executive Officers
  as a Group( 4 persons)                       6,130,000 (3)(4)       13.0

(1) Based on information available to the Company, unless otherwise indicated such shares are owned of record by the named beneficial owner or the named beneficial owner and spouse, and represent sole voting and investment power. Such person's percentage ownership has been calculated assuming that all warrants and options held by such person that are exercisable within 6 months have been exercised.
(2) Includes 2,000,000 shares owned by Audrey M. Reed, spouse of Mr. Reed. Mr. Reed disclaims beneficial ownership of these shares.
(3) Includes 2,250,000 and 1,850,000 shares, respectively, owned by Rose Grace Faith Holdings, LLC and Diana R. Bradford, spouse of Mr. Bradford.
Rose Grace Faith Holdings, LLC is owned by Mr. Bradford and his minor children. Mr Bradford disclaims beneficial ownership of all of these shares with the exception of the shares owned by Rose Grace Faith
Holdings, LLC.
(4) Includes the shares referred to in (3) and 10,000 shares awarded to each of Messrs. Price, Kaich and Grant for serving on the Company's Board of Directors (see "Item 10. - Directors and Executive Officers of the Registrant").

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 1998, Mr. Reed and Mr. Bradford, each, advanced the Company, without interest, $2,500. As of December 31, 1998, these advances had been reduced to $2,250, in the aggregate. Mr. Reed and Mr. Bradford, as principal stockholders of Old Hitsgalore.com, provided their services to the Company during its development stage without compensation and Mr. Reed made available equipment, at no charge, for use by the Company during its development stage. Mr. Reed and Mr. Bradford also caused I Wonder Technologies, an affiliated company through common ownership, to advance the Company $22,699 in cash during its development stage.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements
                                                                      PAGE
                                                                      ----
HITSGALORE.COM, INC., FORMERLY SYSTEMS COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Independent Auditors' Report                                             23

Balance Sheet as of December 31, 1998                                    24

Statement of Operations and Retained Earnings
for the period from inception to December 31, 1998                       25

Statement of Cash Flows for the period from inception
to December 31, 1998                                                     26

Notes to Financial Statements                                            27

Pro Forma Condensed Financial Information                                34

HITSGALORE.COM, INC.( FORMERLY SYSTEMS COMMUNICATIONS, INC.)
AND SUBSIDIARIES

Independent Auditors' Report on the Consolidated Financial
    Statements for the years ended December 31, 1998 and 1997            37

Independent Auditors' Report on the Consolidated Financial
    Statements for the year ended December 31, 1996                      38

Consolidated Balance Sheets as of December 31, 1998 and 1997             39

Consolidated Statements of Operations for each of the three
    years in the period ended December 31, 1998                          41

Consolidated Statements of Changes in Stockholders' Deficit for
    each of the three years ended in the period
    December 31, 1998                                                    42

Consolidated Statements of Cash Flows for each of the three
    years ended in the period December 31, 1998                          44

Notes to Consolidated Financial Statements                               45


(a) 2. Financial Statement Schedules

No financial statement schedules are being filed as a part of this report as such schedules are not applicable, are not required or the related information is included in the consolidated financial statements or notes thereto.

(a) . Exhibits

     2.1 xx Reorganization and Merger Agreement, dated February 11, 1999, between Systems Communications, Inc. and Hitsgalore.com
     3.i. *  Articles of Incorporation, as amended
     3.ii.*  By-laws, as amended
     4.      Convertible Debentures
     P 1.* Convertible Debenture Note, dated December 5, 1995, between the Company and Telcom United North, Inc.

     P 2.*    Convertible Debenture Note, dated December 5, 1995,
              between the Company and Donald T. McAllister, M.D
     P 3.*    Convertible Debenture Note, dated December 5, 1995,
              between the Company and David Fisk.
     P 4.*    Convertible Debenture Note, dated December 5, 1995,
              between the Company and Leonard F. D'Innocenzo
     P 5.*    Convertible Debenture Note, dated December 5, 1995,
              between the Company and Dean Charles Colantino
     P 6.*    Convertible Debenture Note, dated December 5, 1995,
              between the Company and Donald P. Dugan.
     P 7.*    Convertible Debenture Note, dated December 5, 1995,
              between the Company and Comgi Retirement Trust,
              John R. Lang, M.D./Sharon B. Lang: Trustees
     P 8.*    Convertible Debenture Note, dated December 5, 1995,
              between the Company and John R. Lang, M.D./Sharon B. Lang.
     P 9.*    Convertible Debenture Note, dated December 5, 1995,
              between the Company and Dale D. Higgins
     P 10.*   Convertible Debenture Note dated December 5, 1995,
              between the Company and R. Thomas Jannarone.
       11.# Form of Offshore Offering Distribution agreement by and between Systems Communications, Inc. and Victory
              Investments, LLC.
       12.#   Form of 10% cumulative Convertible Debentures due November
              21, 1997 in the aggregate amount of $500,000.
       13.#   Form of Offshore Securities Subscription Agreement for
              $500,000 10% Cumulative Convertible Debentures.
       14.#   Form of Offshore Securities Subscription Agreement for
              $1,120,000 4% Convertible Debentures.
       15.####Form of 10% Cumulative Convertible Debenture Note.
       16.++ Form of Settlement Agreement dated as of March 2, 1998 between the Company and Timboon LTD, including Joint Escrow
Instructions and Revocable Proxy.
       17.+++ Form of Non-Statutory Incentive Stock Option Agreement
    10.       Material Contracts
     P 1.*     Ameristar Stock Acquisition Agreement
     P 2.*     HMT Stock Purchase Agreement (March 12, 1996)
     P 3.*     NSC Agreement to Exchange Stock (August 24, 1995)
     P 4.*     NSC Restated Agreement to Exchange Stock (October 13, 1995)
     P 5.*     NSC Assignment and Amendment of Restated Agreement to
               Exchange Stock (October 20, 1995)
     P 6.*     Telcom Restated Stock Purchase Agreement (June 16, 1995)
       7.      Employment Contracts
      P (a)*   Robert L. Alexander
      P (b)*   Russell H. Armstrong
      P (c)*   Edwin B. Salmon
      P (d)*   Stephen E. Williams
      P (e)*   Mark Woodward
      P (f)*   John D. Looney
      P (g)*   John A. Paolicelli
      P (h)*   James L. Tolley
      P (i)*   David J. Olivet
        (j)##  Karen Wolfe
        (k)##  James W. Wolfe
        (l)##  Eric R. Wolfe
    P  8.*     HMT Trademark Registration for "RETURN" Software Program
               (December 8, 1992)
    P  9.*     HMT - Medicode Value-Added Reseller Software Development,
               Marketing, and Maintenance Agreement (March 9, 1995)
    P 10.*     NSC Cooperative Research and Development Agreement Between
               NSC and the U.S. Army (June 2, 1994)
    P 11.*     Services and Marketing Agreement By and Among GE Capital
               Communication Services Corporation and Telcom
               (March 31,1995)

    P 12.*     Joint Venture Agreement Between Universal Network
               Services, Inc. and Telcom (February 13, 1995).
    P 13.*     Comstar Acquisition Agreement
    P 14.*     Coast Communications Acquisition Agreement
    P 15.*     Teaming Agreement with Health Management Systems, Inc.
    P 16.**    Authorized sales agent agreement between MCI
               Telecommunications Corporation and Ameristar, dated June 12,
1995
    P 17.**    Zero Plus-Zero Minus billing and information management
               agreement between Zero Plus Dialing, Inc. and Ameristar,
               dated May 16, 1996
    P 18.**    Telecommunications Agreement between U.S. Long Distance,
               Inc. and Ameristar
    P 19.**    Tri-Party Agreement among Ameristar, U.S. Long Distance,
               Inc. and Zero Plus Dialing, Inc.
    P 20.**    Telephone Agreement between Ameristar and U.S. Long
               Distance, Inc., dated July 10, 1996
    P 21.**    License Agreement between Ameristar and VCA Pictures, dated
               February 13, 1996
    P 22.**    Agreement between Ameristar and United International
               Pictures, dated April 1, 1996
    P 23.**    Marketing Agreement, dated October 2, 1995, between
               Ameristar and U.S. Osiris Corporation
    P 24.**    Operator Service Agreement dated April 15, 1995, between
               Opticom and Ameristar
    P 25.**    Mitel OSS Servicing Agreement, dated September 1, 1993
               between MasterCorp, Inc. and Ameristar
    P 26.**    Telecommunications Agreement, dated January 15, 1996
               between Long Distance Exchange Corp. and Ameristar
    P 27.**    Agreement, dated January 1995, between LDOS
               Communications, Inc. and Ameristar
    P 28.**    Agreement, dated February 28, 1994, between L.D.
               Communications, Inc. and Ameristar
    P 29.**    Contract Operator Services Agreement for Public Pay Phones
               and Letters of Agency, dated January 7, 1992, between Fone
               America, Inc. and Ameristar
    P 30.**    Payphone Aggregator Agreement, dated July 22, 1993,
               between Communication TeleSystems International and
               Ameristar
    P 31.**    Operator Service Agreements between Capital Network
               System, Inc. and Ameristar
    P 32.**    Agreements between Ameristar Network Exchange, Inc. and
               Ameristar
    P 33.**    Agreement dated November 11, 1991 between Ameristar and
              Access Telecommunications, Inc.
    P 34.**   Agreement dated September 16, 1991 between Conquest
              Operator Services Corporation and Ameristar
      35.##   Heads of Agreement for change in Management of National
              Solutions Corporation.
      36.##   Rescission Agreement, dated May 21, 1997 by and between the
              Company, Ameristar Telecommunications, Inc., Mark Woodward
              and Russell Armstrong.
      37.##   Promissory note dated May 21, 1997 between ATI and the
              Company.
      38.##   Agreement dated as of June 9,1997 by and among the Company,
              Karen Wolfe and Eric Wolfe, Eric Wolfe, on behalf of his
              infant son, Tyler Wolfe, and Lori Wolfe, wife of Eric
              Wolfe, on behalf of herself and her infant son Tyler Wolfe.
      39.## Cooperative Marketing and Option Agreement dated June 9, 1997 between HMT and the Company.
      40.##   Purchase and Sale Agreement between TNI and International
              TeleData Corporation dated January 31, 1997.
      41.##   Form of Convertible Debenture in the amount of $500,000
              between International TeleData Corporation and TNI.
      42.##   Memorandum dated June 16, 1997 from the Department of the Army regarding renewal of the Cooperative Research and Development
Agreement between the Company and the Department of the Army.
      43.### Agreement to Exchange Stock, dated November 14, 1997, by and between Grant Kolb and Patrick Loeprich (as "Sellers") and the
Company
      44.x    Letter of Intent, Subscription for Stock dated April 15, 1999, between Hitsgalore.com, Inc and The Life Foundation Trust.
      45.x    Subscription Agreement and Investment Representations dated
              April 15, 1999 between Hitsgalore.com, Inc. and The Life
              Foundation Trust.
      46.x    Purchase Agreement dated March 29, 1999 between Hitsgalore.com,
              Inc. and Solvere, Inc.
   16.1.+     Letter re change in certifying accountant
   17.1.##    Resignation Letter of Stephen Williams.
   17.2.##    Resignation Letter of David J. Olivet
P  21 *       List of Subsidiaries of Registrant
   27.13 x    Financial Data Schedule (Year ended December 31, 1998)
   99.        Additional Exhibits
      1.***   Arbitration award in the matter of the Arbitration between
              Telcom Network, Inc. and GE Capital Communication Services
              ("GECCS") and New Enterprise Wholesale Services, Ltd. (News")

* Incorporated by reference to the Company's Registration Statement on Form 10 as filed with the Commission on July 23, 1996.

** Incorporated by reference to the Company's Registration Statement on Form 10/A as filed with the Commission on September 17, 1996.

*** Incorporated by reference to the Company's Current Report on Form 8-K dated October 29, 1996.

# Incorporated by reference to the Company's Current Report on Form 8-K as filed on March 27, 1997.

## Incorporated by reference to the Company's Current Report on Form 8-K, as filed on July 28,1997.

### Incorporated by reference to the Company's Current Report on Form 8-K, as filed on November 21,1997.

#### Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

+ Incorporated by reference to the Company's Current Report on Form 8-K, as filed on February 25, 1998.

++ Incorporated by reference to the Company's Current Report on Form 8-K, as filed on March 10, 1998.

+++ Incorporated by reference to the Company's registration statement on Form S-8, File No. 333-52455.

x    Filed herewith.

xx Incorporated by reference to the Company's Current Report on Form 8-K as filed on February 16, 1999.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the 4th quarter of 1998.

The Company filed a Form 8-K on February 16, 1999. The event reported was a Reorganization and Merger Agreement entered into between the Company and Hitsgalore.com, Inc. on February 11, 1999. The Reorganization and Merger Agreement was completed on March 19, 1999.

The Company filed a Form 8-K on March 10, 1999. The event reported was the dismissal of the involuntary proceeding filed against the Company under Chapter 7 of the U.S. Bankruptcy Code. The U.S. Bankruptcy Court issued the order dismissing the bankruptcy petition on April 20, 1999.




SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The undersigned persons were not officers or directors of the Registrant for the period covered by this report and became the officers and directors of the Registrant upon consummation of the Reorganization and Merger Agreement.

HITSGALORE.COM, INC.                  Date: May 26, 1998


/s/ Steve Bradford
---------------------------------
Steve Bradford
Principal Executive Officer,
Principal Accounting Officer,
Secretary and Director


/s/ Melvyn L. Price
---------------------------------
Melvin L. Price
Director


/s/ Phillip Lloyd Haich
---------------------------------
Phillip Lloyd Haich
Director


/s/ Daniel Melvin Grant
---------------------------------
Daniel Melvin Grant
Director