Form 10-Q
period 1999-03-31
HITSGALORE COM INC
filed 1999-06-04
CIK 949857

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes _ No

Number of shares outstanding of the issuer's Common Stock, par value .001 per share, as of March 31, 1999 - 47,370,314 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HITSGALORE.COM, INC.
BALANCE SHEETS

                                                   MARCH 31,    DECEMBER 31,
                                                     1999          1998
                                                   ---------      ------
                                                  (UNAUDITED)
            ASSETS
Current assets:
 Cash and cash equivalents                        $  581,234    $  1,013
 Trade notes and accounts receivable, less
  allowance for returns of $62,495                   266,687         --
 Other current assets                                  2,355         971
                                                   ---------      ------
Total current assets                                 850,276       1,984
Property and equipment, net                           59,499      29,750
                                                   ---------      ------
Total assets                                     $   909,775    $ 31,734
                                                   =========      ======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable                                $    28,621    $   --
 Borrowings from affiliated company                   22,699      22,699
 Accrued expenses and other current liabilities        7,500       7,776
 Income taxes payable                                 78,782         252
 Merger liabilities assumed                        1,715,994        --
                                                   ---------      ------
Total current liabilities                          1,853,596      30,727
                                                   ---------      ------
Commitments and contingencies

Stockholders' equity (deficit):
 Class A convertible preferred stock, stated
  value and liquidation preference - $1.00 per
  share; authorized 5,000,000 shares, issued and
  outstanding 500,000 shares                          55,000        --
 Class B convertible preferred stock, stated
  value and liquidation preference - $1.00 per
  share; authorized 10,000,000 shares, issued and
  outstanding 100,000 shares                          54,764        --
 Common stock, $.001 par value; authorized
  50,000,000 shares, issued and outstanding
  47,370,314 shares                                   47,370        --
 Additional paid in capital                          525,578        --
 Retained earnings (accumulated deficit)          (1,626,533)      1,007
                                                   ---------      ------
Total stockholders' equity (deficit)                (943,821)      1,007
                                                   ---------      ------
Total liabilities and stockholders' equity
 (deficit)                                       $   909,775    $ 31,734
                                                   =========      ======

See Notes to Financial Statements

HITSGALORE.COM, INC.
UNAUDITED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999

Gross revenues                                             $ 463,084
Returns and refunds                                           (8,910)
Allowance for returns and refunds                            (62,495)
                                                             -------
Net revenues                                                 391,679
                                                             -------
Costs and expenses:
 Selling, general and administrative expenses                180,678
 Depreciation and amortization                                 4,343
                                                             -------
Total costs and expenses                                     185,021
                                                             -------
Income before income taxes                                   206,658
Provision for income taxes                                    78,530
                                                             -------
Net income                                                 $ 128,128
                                                             =======

Basic earnings per share                                   $    0.02
                                                             =======
Diluted earnings per share                                 $    0.01
                                                             =======

See Notes to Consolidated Financial Statements

HITSGALORE.COM, INC.
UNAUDITED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999

Net cash provided by operating activities                  $  92,834
                                                             -------
Cash flows from investing activities:
 Reduction of merger liabilities assumed                     151,452
 Expenditures for furniture and equipment                     34,093
                                                             -------
Net cash used in investing activities                        185,545
                                                             -------
Cash flows from financing activities:
 Proceeds from issuance of common stock
  and upon exercise of options and warrants                  672,932
                                                             -------
Net cash provided by financing activities                    672,932
                                                             -------
Net increase (decrease) in cash                              580,221
Cash and cash equivalents at beginning of the
 period                                                        1,013
                                                             -------
Cash and cash equivalents at end of the period             $ 581,234
                                                             =======

Supplemental Disclosure of Cash Flow Information and Non-cash Investing and Financing Activities:

Issuance of common stock upon conversion of notes
 payable                                                  $    5,000
Merger liabilities assumed                                 1,867,446
Capital stock outstanding on date of Merger                  116,557

Cash paid during the period for:
 Interest                                                        --
 Income taxes                                                    --

See Notes to Financial Statements

HITSGALORE.COM, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 1999


THE REORGANIZATION AND MERGER

On March 19, 1999, the Company (formerly Systems Communications, Inc.) and Hitsgalore.com, a Nevada corporation ("Old Hitsgalore.com"), completed a reorganization and merger (the "Reorganization and Merger Agreement", sometimes referred to herein as the "Reorganization" or "Merger"). Pursuant to the Reorganization and Merger Agreement, (a) the Company transferred its then existing business, properties and assets to its wholly-owned subsidiary, International Healthcare Solutions, Inc. ("IHSI"), (b) caused IHSI to assume substantially all of the obligations, debts and liabilities of the Company and, then, (c) Old Hitsgalore.com was merged into the Company and the Company changed its name to Hitsgalore.com, Inc. For accounting purposes, the merger of Old Hitsgalore.com into the Company was treated as a recapitalization, with Old Hitsgalore.com as the acquirer. As a result of the Reorganization and Merger Agreement, the historical financial statements and operations of Old Histgalore.com prior to March 19, 1999 became those of the Company. Old Hitsgalore was incorporated on July 21, 1998 and was in the development stage until the later part of 1998.

As part of the Reorganization, the Company declared a share consolidation (a reverse split) of its then issued and outstanding common stock, options, warrants and other rights to purchase its common stock. The reverse split reduced each seven shares of common stock outstanding to one share. The reverse split also applied to all outstanding options, warrants, convertible securities and other rights to acquire the Company's common stock. The effect of the reverse split was such that the Company would have approximately 8,000,000 shares of common stock issued and outstanding, assuming exercise of all such options, warrants and other rights, on the effective date of the Merger.

In connection with the Merger and Reorganization Agreement, the stockholders of Old Hitsgalore.com received 37,675,000 shares of common stock in conversion of all of the issued and outstanding shares of common stock (15,000 shares) of Old Hitsgalore.com. An additional 2,000,000 shares common stock were issuable as compensation to consultants and professionals rendering services in connection with the Merger.

In consideration for the transfer of the Company's previous business, properties and assets to IHSI, the Company received twenty million shares of IHSI, constituting all of the outstanding common stock of IHSI. The Company also declared a dividend in kind, payable in all of the shares of IHSI common stock, to the Company's stockholders of record on April 6, 1999. In furtherance of the dividend, the ISHI common stock was transferred into a constructive trust for the benefit of the Company's stockholders. The IHSI common stock is to be distributed to the Company's stockholders entitled to receive the dividend when a registration statement covering the distribution under the Securities Act of 1933 becomes effective.

In connection with the transfer of the Company's previous business, properties and assets to IHSI, IHSI assumed all the obligations, debts and liabilities of the Company that existed at that time. Accordingly, IHSI became jointly and severally liable with the Company for such obligations, debts and liabilities. Until all of such obligations, debts and liabilities are satisfied or the Company is released therefrom, the Company has a security interest in the assets transferred to IHSI. The liabilities assumed in connection with the transfer of the assets to IHSI totaled approximately $1.9 million and the assets transferred to IHSI totaled approximately $500,000, which consisted primarily of intangibles. The proceeds from the exercise of common stock options, warrants and other rights to purchase the Company's common stock outstanding are to be used to pay such obligations, debts and liabilities, subject to certain limitations. As of the date hereof, the liabilities assumed in the merger have been reduced to approximately $687,000, which consists primarily of amounts accrued for unsettled contingencies.

SIGNIFICANT ACCOUNTING POLICIES

The unaudited balance sheet as of March 31, 1999 and the unaudited statements of operations and cash flows for the three months ended March 31,1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the full fiscal year.

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Earnings per Share

The weighted average number of common shares outstanding during the three months ended March 31, 1999 was approximately 8,433,689 shares. The weighted average number of common shares outstanding during the period was increased by 1,457,259 shares for purposes of the computation of diluted earnings per share to include incremental shares from the exercise of outstanding options and warrants using the treasury stock method and from conversion of $170,000 of notes and debentures assumed in connection with the Merger.

STOCKHOLDERS' EQUITY

On the effective date of the Merger, the Company had approximately 7,301,262 shares of its common stock issued and outstanding and, in connection with the Merger, it issued a total of approximately 39,675,000 shares of its common stock to the former stockholders of Old Hitsgalore.com and for merger costs and expenses. During the period from the effective date of the merger to March 31, 1999, the Company received net proceeds of approximately $672,933 from the issuance of approximately 896,795 shares of its common stock upon exercise of outstanding warrants and options. The Company also converted notes outstanding in the amount of $5,000 into 5,000 shares of its common stock.

As a result of the Merger, IHSI assumed liabilities of approximately $1,867,445. The Company recorded an equal amount as "merger liabilities assumed" in its balance sheet with a corresponding charge to retained earnings (accumulated deficit). Merger liabilities assumed were reduced by approximately $151,452 during the period from the effective date of the Merger to March 31, 1999. This amount has been reflected as an increase in retained earnings (decrease in accumulated deficit) and as a reduction in additional paid in capital as of March 31, 1999.

In connection with the issuance of the 39,675,000 shares of common stock to the former shareholders of Old Hitsgalore.com and as consideration for merger costs and expenses, the Company recorded a charge to retained earnings (accumulated deficit) of $39,675, representing the par value ($.001 per share) of the shares issued.

The components of the balance in accumulated deficit as shown in the accompanying balance sheet as of March 31, 1999 are as follows:

Accumulated earnings                                   $   129,135
Merger liabilities assumed                              (1,715,993)
Par value of shares issued in the Merger                   (39,675)
                                                         ---------
                                                       $(1,626,533)
                                                         ---------

UNAUDITED PRO FORMA INFORMATION

The results of operations of the Company prior to the Merger are those of Old Hitsgalore.com. Pro forma operating results for the three months ended March 31, 1999 are the same as those set forth in the accompanying statement of operations, except for per share data. The Company's pro forma basic and diluted earnings per share were less than $0.01 per share for the three months ended March 31, 1999.

COMMITMENTS AND CONTINGENCIES

On May 13, 1999 and May 16, 1999, two class action suits were filed against the Company, Mr. Steve Bradford and Mr. Dorian Reed (Case nos.99-05060R and 99-05152R, respectively ) in the United States District Court, Central District of California, involving the purchase of the Company's securities during the period from April 16, 1999 to May 11, 1999 and February 17, 1999 to May 12, 1999, respectively. These suits are based primarily on an alleged omission of disclosure in the Company's report on Form 8-K filed with the Securities and Exchange Commission regarding Mr. Reed and the action brought against Mr. Reed by the Federal Trade Commission. It is not possible to predict the outcome of these cases or the likelihood or amount of any losses, if any, in the event of an adverse outcome in either of these cases. No provision has been made in the accompanying financial statements related to these matters.

The Company is also subject to various other actions described as follows:

On May 21, 1997, Mr. Jeff Good, as Plaintiff, filed an action in the United States District Court, Southern District of Iowa, Davenport Division (Case No. 3-97-CV-80085) against the Company, as Defendant, for amounts Mr. Good alleges are due under an alleged employment agreement between Mr. Good and one of the Company's subsidiaries (which subsidiary was transferred to IHSI and is no longer conducting business). This action seeks compensation and benefits under the employment agreement in excess of $200,000. The Company believes this action to be without merit and intends to vigorously defend it. The outcome of this action, favorable or not, is not expected to have any material adverse impact on the Company's financial condition or future results of operations.

On April 15, 1997, Mr. Ken Lame, as Plaintiff, filed an action in the United States District Court, District Court of Utah, Central Division (Case No. 2:97CV0292W) against the Company and NSC, as Defendants. This action arises from a consulting agreement between Mr. Lame and NSC. The action seeks approximately $250,000, plus interest and attorney's fees, for payments Mr. Lame alleges are due him under a consulting agreement. The accompanying financial statements include a loss reserve of approximately $118,500 (which is included in "merger liabilities assumed') related to this action. Resolution of this matter adverse to the Company could result in an additional loss accrual but the Company does not anticipate that it will incur a liability materially in excess of amounts recorded. Mr. Lame was a petitioner in the Chapter 7 involuntary bankruptcy proceeding filed against the Company and had a valid claim against the Company in the bankruptcy in the amount of approximately $5,000. On April 20, 1999, the U.S. Bankruptcy Court issued an order dismissing the Petition.

The Company is subject to a consent order, executed in December 1996, between the Company and the State of Michigan. The consent order requires the Company to use its best efforts to satisfy the prerequisites of the Security and Exchange Commission and the Michigan Securities Bureau for registering common stock sold to Michigan purchasers for resale by them in the public market. This action is the result of the sale by the Company, prior to the Merger, of its securities in the State of Michigan without an exemption from registration under the Michigan Uniform Securities Act. In the event the Company is unable to effect a registration statement, or such purchasers are unable to resell their shares pursuant to such registration statement, at a higher price than their cost, then the Company is required to use its best efforts to satisfy the prerequisites of the Securities and Exchange Commission and the State of Michigan for making a rescission offer to all such purchasers. Pursuant to the consent order, the Company ceased the unregistered sale of securities in Michigan. As of March 31, 1999, the Company has accrued approximately $188,105 (which is included in "merger liabilities assumed") for the interest cost on the maximum amount of the rescission offer, if an offer were to be made. The number of shares the Company believes is subject to a rescission offer in the State of Michigan, if such an offer were to be made, totals approximately 31,000 shares; and, the weighted average purchase price of such shares is approximately $22.75 per share. The Company believes that certain holders of the Company's securities residing in the State of Michigan have sold shares of the Company's common stock that are subject to the consent order. To the extent that residents of the State of Michigan have sold shares subject to the consent order, the holders of such shares, to the Company's knowledge and belief, are not entitled to relief under the consent order inasmuch as the consent order provides for a rescission offer and not for damages arising out of the sale of such shares. Accordingly, the Company believes that its obligations under the consent order have been reduced. The Company, however, is not able to determine the effect of the sale of such shares, if any, on the Company's rescission obligation under the consent order.

The Company is subject to an action by the former shareholders of an acquired company ("CCI") that was abandoned in 1996. The action seeks to set aside the Company's compliance with the terms of an arbitration award entered on February 3, 1998. Included in "merger liabilities assumed" is approximately $300,000 which has been set aside in the event of an unfavorable outcome. The Company believes it has meritorious defenses and that it will prevail in this action, in which case, no additional loss provisions will be required.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As a result of the Merger, the historical financial statements and operations of Old Hitsgalore.com became those of the Company. Old Hitsgalore.com was incorporated on July 21, 1998, began beta operations in August 1998 and launched its website in November 1998. Accordingly, no comparisons can be made between the results of operations for the three months ended March 31, 1999 and 1998, as Old Hitsgalore.com had no operations for the comparable 1998 period.

The following discussion should be read in conjunction with the Financial Statements and notes thereto, appearing elsewhere herein.

Net revenues-

The Company had gross revenues of $463,084 for the three months ended March 31, 1999. A portion of these revenues were from the sale of "Local City Editions (LCEs)". The Company ceased offering LCEs in April 1999 as a result of the sale in a negotiated transaction of LCEs for up to 200 local city areas to Life Foundation Trust for a total purchase price of $10.0 million. The remaining revenues were from the sale of the sponsorship rights and from the Company's bid and rank program.

Returns and allowances-

The Company provides an allowance for returns and refunds based on estimates. Amounts provided are subject to change. For the three months ended March 31, 1999, the Company provided an allowance of $62,495 or approximately 13.5% of total revenues. Actual returns and allowances were approximately $8,900 or approximately 1.9% of total sales.

Selling, general and administrative expenses-

Selling, general and administrative expenses consist primarily of sales commissions, salaries and wages and the cost of communications services. Such expenses totaled approximately 39% of gross revenues for the 1999 1st quarter.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the three months ended March 31, 1999 totaled approximately $4,343.

INCOME TAXES

For the three months ended March 31, 1999, the provision for income taxes was approximately 38% of pre-tax income. The principal reason for the difference between the Federal income tax rate of 34% and the effective tax rate was the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1999, the Company generated cash from operations totaling approximately $92,834 and received cash of approximately $672,932 from the issuance of 896,795 shares of its common stock and upon exercise of outstanding options and warrants.

The principal uses of cash were for capital expenditures and reductions in merger liabilities assumed of approximately $34,093 and $151,452, respectively.

As of March 31, 1999, the Company does not have any used or unused lines of credit or any other committed and unused financing facilities. The Company has entered into various transactions with The Life Foundation Trust ("LFT") for the sale of its common stock and the purchase by LFT of Local City Editions ("LCEs") for up to 200 local city areas. The transactions with LFT call for the payment of up to $120.0 million to the Company within the next twelve months. These payments are or will be secured by the pledge or an assignment of certain assets to the Company by LFT.
The Company believes that cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months.

HITSGALORE.COM, INC.
PART II - OTHER INFORMATION


Item 1. Legal Proceedings

All material pending legal proceedings to which the Registrant is a party and proceedings which have been terminated are described in the notes to financial statements included elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, respectively.

Item 5. Other Items

The Company has requested the permission of the Securities and Exchange Commission to withdraw its amended Annual Report for the year ended December 31, 1997 and its Annual Report for the year ended December 31, 1998, both of which were filed on May 26, 1999. On the day following the filing of these annual reports, the Registrant was notified that the predecessor auditor, who reported on the financial statements of the Company for the year ended 1996, would not permit its audit report to be associated with any filing of the Registrant. The reason given by the predecessor auditor was the voluntary disclosure of certain matters by the Registrant regarding Mr. Dorian Reed, a principal stockholder, in its Annual Report for the year ended December 31, 1998. The Company has also requested the permission of the Securities and Exchange Commission to re-file its amended Annual Report for the year ended December 31, 1997 and its Annual Report for the year ended December 31, 1998 without any audit report for the 1996 fiscal year.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

2.1 * Reorganization and Merger Agreement, dated February 11, 1999, between Systems Communications, Inc. and Hitsgalore.com.
10.44.** Letter of Intent, Subscription for Stock dated April 15, 1999, between Hitsgalore.com, Inc and The Life Foundation Trust. 10.45.** Subscription Agreement and Investment Representations dated
         April 15, 1999 between Hitsgalore.com, Inc. and The Life Foundation Trust.
10.46.** Purchase Agreement dated March 29, 1999 between Hitsgalore.com,
         Inc. and Solvere, Inc.
27.***   Financial Data Schedule ( Three Months Ended March 31, 1999).

* Incorporated by reference to the Company's Current Report on Form 8-K as filed on February 16, 1999.
** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
***  Filed herewith.

(b)  Reports on Form 8-K:

The following reports were filed on Form 8-K for the three months ended March 31, 1999, and prior to the filing date hereof:

The Company filed a Form 8-K on February 16, 1999. The event reported was a Reorganization and Merger Agreement entered into between the Company and Hitsgalore.com on February 11, 1999. The Reorganization and Merger Agreement was completed on March 19, 1999.
The Company filed a Form 8-K on March 10, 1999. The event reported was the dismissal of the involuntary proceeding filed against the Company under Chapter 7 of the U.S. Bankruptcy Code. The U.S. Bankruptcy Court issued the order dismissing the bankruptcy petition on April 20, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HITSGALORE.COM, INC.                  Date:  June 4, 1999.


By /s/ Steve Bradford
  ----------------------------
President, Principal Accounting
Officer and Director