Form 10-K/A
period 1997-12-31
HITSGALORE COM INC
filed 1999-07-01
CIK 949857

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-K/A

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

Yes _X_  No  __

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

Business Development and Suspended Operations-

With the acquisition of NSC in 1995, the Company entered the healthcare cost containment field. The Company pursued development for commercial use of healthcare management information systems technology designed to manage healthcare benefit costs. The Company licensed the systems technology ("Champus Software") and statistical databases under a Cooperative Research and Development Agreement ("CRDA") with the U.S. Army. The Champus Software and statistical data bases are part of the Civilian Health and Medical Program for the Uniformed Services ("Champus") program developed by the U.S. Armed Services. The CRDA expired in June 1998. As a result, the Company's license agreement to use the Champus systems and databases is non-exclusive. As discussed below, the Company suspended further development of its systems technology in June 1997 and has not determined if it will initiate any further development efforts or if the existing license will be of any future benefit to the Company. Accordingly, the Company wrote off its investment in the acquired software and technology as of December 31, 1996.

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

The operating results of acquired businesses are well below those which were anticipated at the time of the respective acquisitions. As more fully discussed below, the business of TNI was severely damaged by the actions of GE Capital Communications Services, Inc, ("GECCS") and New Enterprises Wholesale Services, Limited Partnership ("News"); and, the revenues and results of operations of the Company's healthcare businesses are less than anticipated at the time of their respective acquisitions, principally due to higher levels of spending on software and systems development and on sales and marketing than originally anticipated (and limitations on the part of the Company to continue to fund those collective efforts). These factors, combined, have strained the financial resources of the Company and required the Company to undertake restructuring measures, which included, among other things, the sale of the operating assets of TNI in January 1997 and the rescission of the ATI and HMT acquisition agreements in May and June 1997, respectively. For further discussion of the impact of these events and uncertainties on future operations and the Company's financial condition, see "Liquidity and Capital Resources"

OPERATIONS OF BUSINESS ACQUIRED AND DISPOSED OF

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Report on the Consolidated Financial
    Statements for the year ended December 31, 1997                     24

Statement of Management on the Consolidated Financial
    Statements for the years ended December 31, 1996 and 1995           25

Consolidated Balance Sheets as of December 31, 1997 and 1996            27

Consolidated Statements of Operations for each of the three
    years in the period ended December 31, 1997                         29

Consolidated Statements of Changes in Stockholders' Deficit for
    each of the three years ended in the period
    December 31, 1997                                                   30

Consolidated Statements of Cash Flows for each of the three
    years ended in the period December 31, 1997                         32

Notes to Consolidated Financial Statements                              33

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


/s/ Moore Stephens Lovelace, P.A.


Orlando, Florida
April 8, 1998

STATEMENT OF MANAGEMENT


The accompanying consolidated balance sheet of Systems Communications, Inc. as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996 are unaudited.

The consolidated balance sheet as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996, referred to above, were previously audited by Ernst & Young LLP. The audit report of Ernst & Young LLP on such financial statements, dated December 24, 1997, was included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Ernst & Young LLP advised the Company that it would not permit its audit report, dated December 24, 1997, to be associated with any Exchange Act or Securities Act filings by the Company. Ernst & Young LLP stated that its position was based upon the association of Mr. Dorian Reed with the Company. Mr. Reed's association with the Company arose from the merger of Hitsgalore.com (a Nevada corporation) into the Company effective March 19, 1999.

On March 19, 1999, the Company and Hitsgalore.com completed a merger pursuant to a Merger and Reorganization Agreement. In the merger, the Company changed its name to Hitsgalore.com, Inc.

The Company considers Mr. Dorian Reed, a principal stockholder after the merger, to be a key person who provides services to the Company. In 1994 Mr. Reed was engaged in internet consulting and research, primarily studying internet market trends for not-for-profit entities. The business Mr. Reed was involved in was incorporated in January 1995 as Angel Industries, Inc. Mr. Reed became an employee of Angel Industries until a new business, incorporated in 1995 by the President of Angel Industries, Inc., called Internet Business Broadcasting ("IBB"), became his employer. The original concept of IBB was to build web sites for small businesses and create an internet business mall for third party on-line retailers.

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

The Securities and Exchange Commission has advised the Company that its Annual Report on Form 10-K for the year ended December 31, 1997 does not comply with the requirements of the Exchange Act. The event of noncompliance is the inclusion of unaudited, and not audited, consolidated financial statements in its Annual Report on Form 10-K.

The Securities and Exchange Commission has requested that the Company subsequently amend this Annual Report on Form 10-K to include audited financial statements for the year ended December 31, 1996. On June 16, 1999 the Company engaged Moore Stephens Lovelace, P.A. to audit and report on such financial statements.

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

The allocation of income tax expense (benefit) for each of the three years in the period ended December 31, 1997 among continuing operations and the components of discontinued operations is summarized as follows:

                                              YEAR ENDED DECEMBER 31
                                        ------------------------------------
                                          1997           1996         1995
                                        --------     ----------     --------
Loss from continuing operations        $(605,500)  $(2,440,150)  $( 15,124)
Discontinued operations:
 Income(loss) from operations of
  discontinued telecommunications
  businesses                             240,000    (  763,044)   (241,577)
 Gain from disposition of
  telecommunications businesses          365,500          --          --
                                         -------     ---------     -------
Income tax expense (benefit)           $    --     $(3,203,194)  $(256,701)
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

                                                    1997         1996
                                                 ---------    ---------
Deferred tax assets:
Net operating loss carryforwards                $4,034,296   $4,113,122
Allowance for doubtful accounts                    190,000       10,668
Accrued compensation and liabilities under
 employment agreements                             257,000      777,922
Accrued expenses and other current liabilities     250,800         --
                                                 ---------    ---------
Total deferred tax assets                        4,732,096    4,901,712
Less-valuation allowance                        (4,663,996)  (4,125,806)
                                                 ---------    ---------
Net deferred tax assets                             68,100      776,007
                                                 ---------    ---------
Deferred tax liabilities:
Intangible assets                                    --         371,029
Deferred compensation                               68,100      389,401
Other                                                --          15,577
                                                 ---------    ---------
Total deferred tax liabilities                      68,100      776,007
                                                 ---------    ---------
Net deferred income taxes                       $    --      $    --
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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements
                                                                      PAGE
                                                                      ----
Independent Auditors' Report on the Consolidated Financial
  Statements for the year ended December 31, 1997                       24

Statement of Management on the Consolidated Financial
  Statements for the years ended December 31, 1996 and 1995             25

Consolidated Balance Sheets as of December 31, 1997 and 1996            27

Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1997                           29

Consolidated Statements of Stockholders' Equity for each of
  the three years ended in the period December 31, 1997                 30

Consolidated Statements of Cash Flows for each of the three
  years ended in the period December 31, 1997                           32

Notes to Consolidated Financial Statements                              33


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

HITSGALORE.COM, INC.                  Date: July 1, 1999

\s\ Steve Bradford
---------------------------------
STEVE BRADFORD
President, Principal Executive Officer,
Principal Accounting Officer and Director