Form 10-K/A
period 1998-12-31
HITSGALORE COM INC
filed 1999-07-01
CIK 949857

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

Statement of Management on the Consolidated Financial
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


/s/ Moore Stephens Lovelace, P.A.


Orlando, Florida
April 14, 1999

STATEMENT OF MANAGEMENT


The accompanying consolidated statements of operations, stockholders' equity and cash flows of Hitsgalore.com, Inc. (formerly Systems Communications, Inc.) and Subsidiaries for the year ended December 31, 1996 are unaudited.

The consolidated statements of operations, stockholders' equity and cash flows of Hitsgalore.com, Inc. (formerly Systems Communications, Inc.) and Subsidiaries referred to above were previously audited by Ernst & Young LLP. The audit report of Ernst & Young LLP on such financial statements, dated December 24, 1997, was included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Ernst & Young LLP advised the Company that it would not permit its audit report, dated December 24, 1997, to be associated with any Exchange Act or Securities Act filings by the Company. Ernst & Young LLP stated that its position was based upon the association of Mr. Dorian Reed with the Company (see "Item 10 Directors and Executive Officers of the Registrant - Disclosure of Past Investigations involving Dorian Reed"). Mr. Reed's association with the Company arose from the merger of Hitsgalore.com (a Nevada corporation) into the Company effective March 19, 1999 (see "Item 1 Business - The Reorganization and The Merger").

The Securities and Exchange Commission has advised the Company that its Annual Report on Form 10-K for the year ended December 31, 1998 does not comply with the requirements of the Exchange Act. The event of noncompliance is the inclusion of unaudited, and not audited, consolidated statements of operations, stockholders' equity and cash flows of Hitsgalore.com, Inc. (formerly Systems Communications, Inc.) and Subsidiaries for the year ended December 31, 1996 in this Annual Report on Form 10-K.

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

Companies that have not adopted Statement No. 123 are required to present pro forma disclosure of what net income and earnings per share would have been had the fair value method of accounting been used to recognize stock option expense. For purposes of pro forma disclosure, the Company uses a Black-Scholes option pricing model. The pro forma disclosures are based upon the terms of options granted during the year, the price of the Company's stock on the date of grant and certain other assumptions, including the following:


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

Statement of Management on the Consolidated Financial
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

HITSGALORE.COM, INC.                  Date: July 1, 1999


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