Form 10-Q
period 1999-06-30
HITSGALORE COM INC
filed 1999-08-23
CIK 949857

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X] No

Number of shares outstanding of the issuer's Common Stock, par value .001 per share, as of June 30, 1999 - 49,203,160 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HITSGALORE.COM, INC.
BALANCE SHEETS

                                                    June 30,     December 31,
                                                      1999          1998
                                                  ----------    ------------
                                                  (UNAUDITED)
            ASSETS
Current assets:
 Cash and cash equivalents                       $   272,955        $  1,013
 Accounts and notes receivable trade, less
  allowance for returns of $11,000 in 1999         1,312,199             --
 Accounts receivable from officers and employees      60,500             --
 Other current assets                                 32,688             971
                                                  ----------          ------
Total current assets                               1,678,342           1,984
Property and equipment, net of accumulated
 depreciation of $26,675 and $1,883                  329,323          29,750
Intangible assets, net of accumulated
 amortization of $38,808 in 1999                     426,892             --
                                                  ----------          ------
Total assets                                     $ 2,434,557        $ 31,734
                                                  ==========          ======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current portion of notes payable                $    13,609        $   --
 Borrowings from affiliated company                     --            22,699
 Accounts payable                                     42,872            --
 Accrued expenses and other current liabilities        7,500           7,776
 Income taxes payable                                157,752             252
 Merger liabilities assumed                          689,976            --
                                                   ---------          ------
Total current liabilities                            911,709          30,727
                                                   ---------          ------
Long-term portion of notes payable                    12,230            --
                                                  ----------          ------
Total liabilities                                    923,939          30,727
                                                  ----------          ------
Commitments and contingencies

Stockholders' equity:
 Class A convertible preferred stock, stated
  value and liquidation preference - $1.00 per
  share; authorized 5,000,000 shares, issued and
  outstanding 500,000 shares                          55,000            --
 Class B convertible preferred stock, stated
  value and liquidation preference - $1.00 per
  share; authorized 10,000,000 shares, issued and
  outstanding 100,000 shares                          54,764            --
 Common stock, $.001 par value; authorized
  50,000,000 shares, issued and outstanding
  49,203,160 shares                                   49,203            --
 Common stock, $0.001 value, 2,267,858 shares
  to be issued                                       507,700            --
 Additional paid in capital                       11,306,716            --
 Stock subscription receivable                   (10,000,000)
 Retained earnings (accumulated deficit)         (   462,765)          1,007
                                                  ----------          ------
Total stockholders' equity                         1,510,618           1,007
                                                  ----------          ------
Total liabilities and stockholders' equity       $ 2,434,557        $ 31,734
                                                  ==========          ======

See Notes to Financial Statements

HITSGALORE.COM, INC.
UNAUDITED STATEMENTS OF OPERATIONS



                                                     Six Months   Three Months
                                                        Ended         Ended
                                                      June 30,       June 30,
                                                        1999          1999
                                                     ----------    ----------
Gross revenues                                     $ 1,899,284    $ 1,436,200
Allowances for returns and refunds                    (212,815)      (141,410)
                                                     ---------     ----------
Net revenues                                         1,686,469      1,294,790
                                                     ---------      ---------
Costs and expenses:
 Selling, general and administrative expenses        1,202,475      1,021,797
 Depreciation and amortization                          63,600         59,257
                                                     ---------      ---------
Total costs and expenses                             1,266,075      1,081,054
                                                     ---------      ---------
Income from operations                                 420,394        213,736
Interest income                                          2,415          2,415
Interest expense                                          (378)          (378)
                                                     ---------      ---------
Income before income taxes                             422,431        215,773
Provision for income taxes                             157,500         78,970
                                                       -------      ---------
Net income                                         $   264,931    $   136,803
                                                     =========      =========

Basic earnings per share                           $      0.01    $      --
                                                     =========      =========
Diluted earnings per share                         $      0.01    $      --
                                                     =========      =========

See Notes to Consolidated Financial Statements

HITSGALORE.COM, INC.
UNAUDITED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999



Net cash used in operating activities                    $  (868,564)
                                                           ---------
Cash flows from investing activities:
 Expenditures for furniture and equipment                 (  296,365)
 Expenditures for intangible assets                       (   98,500)
                                                           ---------
Net cash used in investing activities                     (  394,865)
                                                           ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock
  and from exercise of options and warrants                1,849,760
 Proceeds from common stock to be issued                     138,500
 Payments on merger liabilities assumed                   (  425,779)
 Payment of borrowings from affiliated company            (   22,699)
 Payment of borrowings from officers and stockholders     (    2,250)
 Payments on notes payable                                (    2,161)
                                                           ---------
Net cash provided by financing activities                  1,535,371
                                                           ---------
Net increase (decrease) in cash                              271,942
Cash and cash equivalents at beginning of the
 period                                                        1,013
                                                           ---------
Cash and cash equivalents at end of the period            $  272,955
                                                           =========

Supplemental Disclosure of Cash Flow Information and Non-cash Investing and Financing Activities:

Issuance of common stock upon conversion of notes
 payable                                                 $     5,000
Merger liabilities assumed                                 1,873,722
Non-cash liquidations of merger liabilities assumed          676,304
Stock subscription receivable                             10,000,000
Issuance of common stock in exchange for intangible
 assets                                                      367,200
Issuance of note payable in exchange for equipment            28,000

Cash paid during the period for:
 Interest                                                        378
 Income taxes                                                   --

See Notes to Financial Statements

HITSGALORE.COM, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 1999


THE REORGANIZATION AND MERGER

On March 19, 1999, the Company (formerly Systems Communications, Inc.) and Hitsgalore.com, a Nevada corporation ("Old Hitsgalore.com"), completed a reorganization and merger (the "Reorganization and Merger Agreement", sometimes referred to herein as the "Reorganization" or "Merger"). Pursuant to the Reorganization and Merger, (a) the Company transferred its then existing business, properties and assets to its wholly-owned subsidiary, International Healthcare Solutions, Inc. ("IHSI"), (b) caused IHSI to assume substantially all of the obligations, debts and liabilities of the Company and, then, (c) Old Hitsgalore.com was merged into the Company and the Company changed its name to Hitsgalore.com, Inc. For accounting purposes, the merger of Old Hitsgalore.com into the Company was treated as a recapitalization, with Old Hitsgalore.com as the acquirer. As a result of the Reorganization and Merger, the historical financial statements and operations of Old Histgalore.com prior to March 19, 1999 became those of the Company. Old Hitsgalore was incorporated on July 21, 1998 and was in the development stage until the later part of 1998.

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

In connection with the Merger and Reorganization, the stockholders of Old Hitsgalore.com received 37,650,000 shares of common stock in conversion of all of the issued and outstanding shares of common stock (15,000 shares) of Old Hitsgalore.com.

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

In connection with the transfer of the Company's previous business, properties and assets to IHSI, IHSI assumed all the obligations, debts and liabilities of the Company that existed at that time. Accordingly, IHSI became jointly and severally liable with the Company for such obligations, debts and liabilities. Until all of such obligations, debts and liabilities are satisfied or the Company is released therefrom, the Company has a security interest in the assets transferred to IHSI. The liabilities assumed in connection with the transfer of the assets to IHSI totaled approximately $1.9 million and the assets transferred to IHSI totaled approximately $500,000, which consisted primarily of intangibles. The proceeds received from the exercise of common stock options, warrants and other rights to purchase the Company's common stock that were outstanding as of the date of the Merger were used to pay such obligations, debts and liabilities, subject to certain limitations. As of the date hereof, the liabilities assumed in the merger have been reduced to approximately $689,000, which consists primarily of amounts accrued for unsettled contingencies.

SIGNIFICANT ACCOUNTING POLICIES

The unaudited balance sheet as of June 30, 1999, the unaudited statements of operations for the six months and three months ended June 30, 1999 and the unaudited statement of cash flows for the six months ended June 30,1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results for the full fiscal year.

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Earnings per Share

The weighted average number of common shares outstanding during the six months and three months ended June 30, 1999 was approximately 22,675,655 shares and 47,320,875 shares, respectively. As of June 30, 1999, all options and warrants outstanding on the date of the Merger have been exercised or have expired.

TRANSACTIONS WITH LIFE FOUNDATION TRUST

On April 15, 1999, the Company agreed to issue, in a private placement, 2,000,000 shares of its common stock to Life Foundation Trust ("LFT") in exchange for a subscription receivable in the amount of $10.0 million. The Company also granted LFT the right to reserve Local City Editions ("LCEs") for up to 200 local city areas and the right to use its proprietary software, programming, website and content in support of the LCEs for a total purchase price of $10.0 million. The agreement covering the LCEs is unconditional and irrevocable and provides for, among other things, that the Company bring the LCEs reserved by LFT on line over a period of twelve months. The 2,000,000 shares of common stock were issued to LFT on May 5, 1999.

LFT's $10.0 million subscription receivable and its obligation to pay $10.0 million for LCEs is collateralized by the assignment of a collection of postage stamps. A third party holds the collection of postage stamps in safekeeping. Pursuant to the April 15, 1999 agreement between the Company and LFT, LFT has an unconditional and irrevocable obligation to pay the $10.0 million subscription receivable and the LCE receivables recognized by the Company on or before April 15, 2000. As of June 30, 1999, the Company has outstanding LCE receivables from LFT totaling $1,250,000. The $10.0 million subscription receivable from LFT is shown as a reduction in stockholders' equity in the accompanying June 30, 1999 balance sheet.

On May 15, 1999, the Company entered into a non-binding letter of intent to issue LFT an additional five million shares of its common stock for an aggregate purchase price of $100.0 million. LFT has delivered to the Company a Subscription Agreement and Investment Representations for the shares that is contingent only upon an increase in the Company's authorized shares and due diligence to the Company's satisfaction on a $900.0 million Promissory Oil Production Note to be delivered as collateral for LFT's obligation to pay the purchase price. The Company's security interest in the note is to be limited to $100.0 million and is to be an undivided interest with LFT, who has agreed to permit the Company to receive the first $100.0 million paid under the note.

The completion of the related subscription agreement and issuance of the shares to LFT is subject to stockholder approval of an increase in the Company's authorized shares. Pending such shareholder approval, the Company's

Chairman of the Board, and a principal stockholder, has transferred shares from his own account to LFT to hold the transaction. The Company's Chairman has retained the right to vote the shares transferred to LFT on all matters requiring the vote of stockholders. Upon completion of the transaction, the shares transferred by the Company's Chairman to LFT will be returned to him.

PURCHASE OF ASSETS

On April 20, 1999, the Company completed the purchase of all rights, title and interest in the internet-related development assets, equipment and software, owned or under development, by Solvere, Inc. ("Solvere"), a closely held Delaware corporation. The assets acquired included all computer equipment, software and internet technology, including, but not limited to all of Solvere'se-commerce, web-based e-mail, multimedia distribution system and shopping cart technology. The purchase price consisted of $125,000 in cash and a commitment by the Company to issue 100,000 shares of its common stock. The common stock which is to be issued to Solvere was assigned a value of $367,200 and is classified as common stock to be issued in the accompanying June 30, 1999 balance sheet. Of the total purchase price, $26,500 was allocated to property and equipment and $465,700 was allocated to intangible assets. The intangible assets acquired are being amortized over three years.

Pursuant to the asset purchase agreement, the Company is to pay Solvere $4,000 per month for future systems maintenance costs incurred by Solvere and $125,000 for future development of the acquired internet software technology. The Company and Solvere also agreed to co-license certain of Solvere's proprietary technology in return for the payment to Solvere of 50% of all marketing costs incurred by Solvere and approved by the Company. The Company was also granted an unrestricted right to use the proprietary technology.


STOCKHOLDERS' EQUITY

On the effective date of the Merger, the Company had approximately 7,301,262 shares of its common stock issued and outstanding; and, in connection with the Merger, the Company issued a total of approximately 37,650,000 shares of its common stock to the former stockholders of Old Hitsgalore.com. The Company is obligated to issue 2,000,000 additional shares of its common stock for merger costs and expenses. The issuance of additional shares is subject to stockholder approval of an increase in the Company's authorized shares. In August 1999, the Company's Chairman of the Board, and a principal stockholder, agreed to transfer sufficient shares from his own account back to the Company to be retired, to enable the additional shares to be issued to the persons entitled to receive them. Upon stockholder approval of an increase in the Company's authorized shares, the Company is obligated to issue replacement shares to the Company's Chairman of the Board.

During the period from the effective date of the merger to June 30, 1999, the Company received net proceeds of approximately $1,849,762 from the issuance of approximately 2,547,585 shares of its common stock in private placement transactions and upon exercise of outstanding warrants and options. As described above, the Company issued 2,000,000 shares of its common stock to LFT in exchange for a $10,000,000 subscription receivable. It also issued approximately 37,071 shares in settlement of merger liabilities assumed and converted $5,000 of outstanding promissory notes into 5,000 shares.


As a result of the Merger, IHSI assumed liabilities of approximately $1.9 million. The Company recorded the amount of assumed liabilities as "merger liabilities assumed" in its balance sheet with a corresponding charge to retained earnings (accumulated deficit). Merger liabilities assumed were reduced by approximately $1.2 million during the period from the effective date of the Merger to June 30, 1999. This amount has been reflected as an increase in retained earnings (decrease in accumulated deficit) and as a reduction in additional paid in capital in the accompanying June 30, 1999 balance sheet.

The components of accumulated deficit as shown in the accompanying balance sheet as of June 30, 1999 are summarized as follows:

Accumulated earnings                                     $ 265,912
Merger liabilities assumed                                (689,027)
Par value of shares issued in the merger                   (39,650)
                                                          --------
                                                         $(462,765)
                                                          --------

As of June 30, 1999, the Company has recorded, as a component of stockholders' equity, an aggregate of 2,267,858 shares of common stock to be issued. Of the aggregate number of shares of common stock to be issued, 2,000,000 are replacement shares that are to be issued to the Company's Chairman of the Board, as described above, 100,000 shares are to be issued in connection with the assets purchase agreement between the Company and Solvere and 167,858 shares are to be issued to persons who have tendered the purchase price for shares that are unissued as of June 30, 1999.

UNAUDITED PRO FORMA INFORMATION

The results of operations of the Company prior to the Merger are those of Old Hitsgalore.com. Pro forma operating results for the six months ended June 30, 1999 are the same as those set forth in the accompanying statement of operations, except for per share data. The Company's pro forma basic and diluted earnings per share were less than $0.01 per share for the six months ended June 30, 1999.

COMMITMENTS AND CONTINGENCIES

On May 13, 1999, May 16, 1999 and June 11, 1999, separate class action suits were filed against the Company, Mr. Steve Bradford and Mr. Dorian Reed (Case nos.99-05060R, 99-05152R and 99-0203-R, respectively) in the United States District Court, Central District of California, involving the purchase of the Company's securities during periods specified in the complaints. These suits are based primarily on an alleged omission of disclosure in the Company's report on Form 8-K filed with the Securities and Exchange Commission regarding Mr. Reed and the action brought against Mr. Reed by the Federal Trade Commission. On August 16, 1999, the Court consolidated these three actions and took under advisement the issues of who will be the lead plaintiff and lead counsel for the consolidated lawsuits. Because of the early stage of the proceedings, it is not possible to predict the outcome of these cases or the likelihood or amount of any losses, if any, in the event of an adverse outcome in any of these cases. No provision has been made in the accompanying financial statements related to these matters.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the Merger, the historical financial statements and operations of Old Hitsgalore.com became those of the Company. Old Hitsgalore.com was incorporated on July 21, 1998, began beta operations in August 1998 and launched its website in November 1998. Accordingly, no comparisons can be made between the results of operations for the six months and three months ended June 30, 1999 and 1998, as Old Hitsgalore.com had no operations during the comparable 1998 periods.

The following discussion should be read in conjunction with the Financial Statements and notes thereto, appearing elsewhere herein.

Net revenues-

The Company had gross revenues of $1,899,284 and $1,463,200 for the six months and three months ended June 30, 1999, respectively. Gross revenues in the first quarter totaled $463,084. The increase in second quarter revenues as compared to the first quarter is the result of revenues recognized from the LCE agreement with LFT. LCE revenues from LFT recognized in the second quarter totaled $1,250,000. Revenues from quarter to quarter also reflect an increase of approximately 54% in revenues from sponsorship rights and the Company's bid and rank program.

Returns and allowances-

The Company provides an allowance for returns and refunds based on estimates. Amounts provided are subject to change. For the six months and three months ended June 30, 1999, the Company provided allowances for returns and refunds totaling $212,815 and $141,410, respectively, or approximately 11.2% and 9.8% of total revenues, respectively.

Selling, general and administrative expenses-

Selling, general and administrative expenses for the six months ended June 30, 1999 totaled $1,202,475, or 63.3% of gross revenues, compared to $180,678, or 39% of gross revenue, in the first quarter. In the three-month period ended June 30, 1999, the Company spent heavily on the development and expansion of its core technology and on research and development, expanded its administrative and sales employee base almost two-fold and conducted a national radio advertising campaign and purchased website advertising banners from other internet companies. In the second quarter, research and development costs totaled approximately 10% of gross revenues; advertising costs approximated 29% of gross revenues; and, personnel costs, including benefits, approximated 19% of gross sales.

Depreciation and Amortization-

Depreciation and amortization for the six months and three months ended June 30, 1999 totaled $63,600 and 59,257, respectively. The increase in the 1999 second quarter compared to the first quarter is the result of a higher investment in property and equipment.

Income Taxes

For the six months and three months ended June 30, 1999, the provision for income taxes was approximately 37.3% and 36.6% of pre-tax income. The principal reason for the difference between the Federal income tax rate of 34% and the effective tax rates during the respective periods were the effects of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1999, the Company used approximately $868,564 of cash in operations and approximately $394,865 of cash in investing activities. Net cash provided from financing activities for the six months ended June 30, 1999 totaled approximately $1,535,371. Cash provided from financing activities principally reflects proceeds from the issuance of common stock and from the exercise of options and warrants, offset by cash reductions in merger liabilities assumed. See the accompanying unaudited statements of cash flows.

As of June 30, 1999, the Company does not have any used or unused lines of credit or any other committed and unused financing facilities. The Company has entered into various transactions with The Life Foundation Trust ("LFT") for the sale of its common stock and the purchase by LFT of Local City Editions ("LCEs"). The transactions with LFT that have been completed, call for the payment of up to $20.0 million to the Company, subject to certain limitations, on or before April 15, 2000. These payments are collateralized by the assignment of certain assets to the Company by LFT.
The Company believes that cash flows from operations will be sufficient to meet its liquidity needs for the foreseeable future.

HITSGALORE.COM, INC.
PART II - OTHER INFORMATION


Item 1. Legal Proceedings

All material pending legal proceedings to which the Registrant is a party and proceedings which have been terminated are described in the notes to financial statements included elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Quarterly Report on Form 10-Q for the quarterly period ended March 31,1999. In addition thereto, the Company has filed a Complaint, against one identified and five anonymous internet posters for Libel, Tortious Interference with Business Relations and Civil Conspiracy, in the United States District Court for the Middle District of Florida. The Complaint, entitled Hitsgalore.com, Inc. v. Janice Shell, et al., Case NO. 99-1387-CIV-T-26C, seeks damages in excess of twenty million dollars. The Complaint alleges that, beginning at least as early as May 1999, the Defendants intentionally and maliciously published and republished a variety of false and defamatory statements about Hitsgalore.com, Inc. in a nationwide "cybersmear" campaign on electronic bulletin boards on the internet. These statements either explicitly stated or implied that the Company engaged in illegitimate, illegal, dishonest, fraudulent and criminal business operations, when, in truth and fact, the Defendants knew or should have known that such statements were false and libelous per se. At the present time, the Company is seeking to ascertain the identity of the anonymous Defendants through discovery.

Item 5. Other Items

On June 30, 1999, the Company filed amended Annual Reports on Form 10-K for the 1998 and 1997 fiscal years. The amended annual reports reflected the removal of the audit report of Ernst & Young LLP for the 1996 fiscal year from the previously filed annual reports and included disclosure regarding the facts and circumstances relative to the Company's failure to include audited financial statements for the 1996 fiscal year in such amended annual reports.

The Securities and Exchange Commission has informed the Company that its amended Annual Reports on Form 10-K for the 1998 and 1997 fiscal years do not comply with the requirements of Form 10-K, because of the inclusion of unaudited financial statements for fiscal 1996 in each of the amended annual reports. The Securities and Exchange Commission has requested that the Company correct the deficiencies by filing amendments to include audited financial statements and related audit reports for 1996.

On July 26, 1999, the Registrant received written notice from Moore Stephens Lovelace, P.A. that it was withdrawing as auditor of record for Hitsgalore.com, Inc. and was unwilling to be associated with any financial statements of the Registrant. See Item 6 "Exhibits and Reports on Form 8-K."

As of the date hereof, the Registrant has not engaged an accounting firm to audit and report on its financial statements for the current fiscal year or any preceding fiscal year.

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

10.46.** Purchase Agreement dated March 29, 1999 between Hitsgalore.com,
         Inc. and Solvere, Inc.
16.2 *** Letter Re: Change in certifying accountants
27.****  Financial Data Schedule ( Six Months Ended June 30, 1999).

* Incorporated by reference to the Company's Current Report on Form 8-K as filed on February 16, 1999.
** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
*** Incorporated by reference to the Company's Current Report on Form 8-K as filed on July 27, 1999.
**** Filed herewith.

(b)  Reports on Form 8-K:

The following reports were filed on Form 8-K for the three months ended June 30, 1999, and prior to the filing date hereof:

The Company filed a Form 8-K on July 27, 1999. The event reported was the withdrawal of Moore Stephens Lovelace, P.A. as auditor of record for Hitsgalore.com, Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HITSGALORE.COM, INC.                  Date:  August 23, 1999.


By /s/ Steve Bradford
  ----------------------------
President, Principal Accounting
Officer and Director