Form 10-K/A
period 1998-12-31
HITSGALORE COM INC
filed 1999-12-02
CIK 949857

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 2

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---                              ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---
                            (Continued on next page)

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 1999, (based on the average of the high and low bid prices of such stock on the over-the-counter securities market) was approximately $28,772,534.

The number of outstanding shares of the registrant's common stock, $.001 par value, as of September 30, 1999 was 49,979,675. Of the 49,979,675 shares of the Registrant's common stock outstanding as of September 30, 1999, 43,785,126 shares were restricted securities within the meaning of Rule 144 under the Securities Act of 1933.





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

The Reorganization-

Immediately prior to the merger with Hitsgalore.com, a Nevada corporation ("Old Hitsgalore.com") described below (the "Merger"), the Company completed a reorganization. As part of the reorganization, the Company declared a share consolidation (a reverse split) of its then issued and outstanding common stock, options, warrants and other rights to purchase its common stock. The reverse split reduced each seven shares of common stock outstanding to one share. The reverse split also applied to all outstanding options, warrants, convertible securities and other rights to acquire the Company's common stock. The effect of the reverse split was such that the Company would have approximately 8,000,000 shares of common stock issued and outstanding, assuming exercise of all such options, warrants and other rights. The Company also transferred its then existing business, properties and assets, to International Healthcare Solutions, Inc., Florida corporation organized by the Company for this purpose ("IHSI"). In consideration for the transfer, the Company received twenty million shares of IHSI, constituting all of the outstanding common stock of IHSI, thus making IHSI a wholly owned subsidiary of the Company. The Company also declared a dividend in kind, payable in all of the shares of IHSI common stock, to the Company's stockholders of record on April 6, 1999. In furtherance of the dividend, the ISHI common stock was transferred into a constructive trust for the benefit of the Company's stockholders. The IHSI common stock is to be distributed to the Company's stockholders entitled to receive the dividend when a registration statement covering the distribution under the Securities Act of 1933 becomes effective. Although the Company expects IHSI to file such registration statement promptly, there is no assurance that a registration will be filed, of if filed, as to when it will be filed or when it will become effective.

In connection with the transfer of the Company's previous business, properties and assets to IHSI, IHSI assumed all the obligations, debts and liabilities of the Company that existed at that time. Accordingly, IHSI became jointly and severally liable with the Company for such obligations, debts and liabilities. Until all of such obligations, debts and liabilities are satisfied or the Company is released therefrom, the Company has a security interest in the assets transferred to IHSI. As of the date of the Merger, the Company believed liabilities assumed were approximately $1.9 million. Such liabilities consisted principally of unsettled obligations that arose from actions against the Company that are currently being litigated or are in the process of being settled (see Notes 5 and 14 to the consolidated financial statements included elsewhere herein). As of June 30, 1999, such liabilities have been reduced to approximately $689,000. It is uncertain, however, if the remaining assumed obligations will be settled in amounts that approximate recorded values. In the event the Company anticipates settling these obligations in amounts different from amounts recorded, the Company will account for the differences as adjustments to retained earnings and additional paid in capital in its post merger financial statements for the year ended December 31, 1999. Any subsequent adjustments between recorded amounts and amounts settled will be accounted for as a charge or credit to earnings in its financial statements for years ending after December 31, 1999.

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

On February 6, 1999, the Company informally gathered persons who management believed were the record holders of a majority of the Company's then issued and outstanding common stock and entitled to vote on the merger. Notwithstanding the fact that such persons were assembled together and purported to cast votes in favor of the merger, they executed a document entitled "Action by Written Consent". The Company did not give notice of this purported special "meeting", as required by the Bylaws, to all stockholders of record. Based upon the favorable vote at this "meeting", the Company entered into the Merger. A later evaluation of this "meeting" and of the record of stock ownership by the persons in attendance revealed that it was not a proper special meeting of stockholders and that a majority of the then issued and outstanding shares of common stock was not represented at the "meeting", either in person or by proxy, in view of the fact that some of such persons purported to represent other stockholders without holding a proxy or other form of written authorization to do so. In light of this circumstance, the persons who comprised the Company's management prior to the Merger again assembled on April 16, 1999 the record holders of a majority of the Company's common stock at the date of the merger. The purpose of this purported special "meeting" was to ratify the Merger. This "meeting" was conducted by telephone conference. Once again, notice of this "meeting" was not given as required by the Bylaws. Accordingly, neither "meeting" was a duly constituted meeting of stockholders, but could be characterized as a non-binding "straw poll" of the persons participating. The persons participating in the conference call, seventeen in number, did hold of record a majority of the Company's issued and outstanding common stock on the date of the Merger and did indicate their vote for approval of the Merger. The Company has no reason to believe that any of such persons will vote against ratification of the merger when the Company does call a special meeting, in accordance with the Bylaws and subject to proper compliance with Section 14(c) of the Exchange Act.

Dissenters' rights-

Under Florida law, stockholders dissenting from the merger have the right, called "dissenters' rights", to elect to receive the fair value of ownership in a party to the merger in lieu of the shares which they would receive or retain in the merger. In general, the fair value of the dissenter's interest in the merger party is determined by an independent appraisal of the merger party's business and assets, and is not determined by the market value of the party's shares in the public market. Accordingly, a stockholder of the Company immediately prior to the merger who votes against ratification of the merger would be entitled, upon demand in accordance with governing law, to exercise dissenters' rights. The Company intends to acknowledge dissenters' rights beginning at and from the date the Company obtains a valid ratification vote on the merger. The Company believes that no stockholder entitled to elect dissenters' rights will do so in view of the fact that (i) the shares that such stockholder will receive from the Company in the dividend spin off of the common stock of IHSI, subject to registration of the shares under the Securities Act, will represent the same percentage of ownership in the entire, same business conducted by the Company immediately prior to the Merger, as was then represented by the stockholder's stock in the Company immediately prior to the Merger, (ii) the probable appraisal value of the Company's business and assets immediately prior to the Merger is expected to be insignificant, and (iii) the value of the Company's common stock in the public securities market after the merger exceeded the value of the common stock in the public securities market immediately prior to the Merger, as adjusted for the reverse split effected in the reorganization. Furthermore, the Company believes the market value of the Company's common stock in the public securities market immediately following the Merger, as well as at the date hereof, exceeds the probable appraisal value of the Company's business and assets immediately prior to the Merger.

Current Business-

As a result of the Merger, the Company is now engaged in the business of an internet, business-to-business search engine. Old Hitsgalore.com was organized on July 21, 1998, began beta operations in August 1998 and launched its website in November 1998. As an internet search engine for business-to business commerce, the Company provides a searchable database to businesses bringing people ("hits") to their websites. The Company's revenues are principally derived from the sale of portal service sponsorships, membership keyword bid and rank rights and local city editions of its business-to-business search engine. The Company's website is located on the world wide web at http://www.hitsgalore.com.

Products and Services-

The Company's portal services currently include free lifetime banner placements, free banner generation, free real time stock quotes, free internet voice mail and free E-mail. The Company's most recent portal service is "Free Billboard(TM) Hits," a music portal.

Free Banner Placement. Free banner placements (miniature advertisements common throughout the world-wide web) allow website traffic to "click" and automatically gain access to the banner-owner's website. The free banner placements are designed to drive traffic (or "hits") to the sponsors' or members' business website. The banner-owner obtains a free banner made to order utilizing templates (free banner generation) provided free of charge by Hitsgalore. The free banners can be used anywhere on the internet and are placed into rotation on the Hitsgalore.com website. In many cases, this portal service provides the first opportunity for the banner owner to advertise on a website other than its own.

Free Real Time Quotes. Hitsgalore.com provides access to detailed stock quote information for companies listed on the New York Stock Exchange, NASDAQ, American Stock Exchange and Bulletin Boards, including current price (real time), open, change, high, low, earnings per share, volume, shares outstanding, market capitalization, dividend, ex-dividend date, price/earnings ratio and industry sector. A ticker look-up feature is also included.

Voice email ("RocketTalk"). RocketTalk allows users to send voice messages quickly and easily over the Internet to anyone, anywhere. With RocketTalk, clear, high-quality voice messages to other RocketTalk users can be sent. Or, if the intended recipient is not yet a RocketTalk user, RocketTalk will forward the message to the recipient's email address along with a small utility to play it.

Email ("HitsMail"). HitsMail is a state-of-the-art Web-based Internet email service. A HitsMail user is able to access fast, reliable and free email at any time from any location. HitsMail also provides many business-minded benefits and capabilities - allowing the user to take advantage of a Web-based email service that will grow with their needs.

Billboard Hits. Billboard Hits allows users to make their own custom CD with up to five songs for free from a library of titles from the 50s, 60s, 70s and 80s.

In order to obtain any of the portal services offered by Hitsgalore.com, the new member must register and provide Hitsgalore.com with certain relevant information, including a description of the business or service provided by the user, and the contact information for the business (location, phone number, email address, etc). This enables the Company to provide quality business leads to its sponsors and contact its new members to discuss other revenue generating products and services. As a result of the Company's business model, both the Company and the sponsor achieve value by building a database of potential customers who have voluntarily given their relevant contact and business information to Hitsgalore.com. New members are generally receptive to additional sales calls from Hitsgalore.com and the sponsor because the new members have received something of value, at no cost.

Sponsorships. Under the sponsorship program, sponsors acquire the right to "give away" the Company's portal services in exchange for lead generation. The sponsor is required to deposit a minimum of $99.00 with Hitsgalore.com in order to participate in the sponsorship program. The deposit is non-refundable. When a member orders a portal service, the sponsor, or sponsors, which are selected on a rotation basis from the Hitsgalore.com website, pay for the product or service on the basis of an agreed upon "point" system. The current program allows 200 points for each $99.00 deposit and the points charged to the sponsors' account currently range from one to four points each time the sponsor is selected to pay for a portal service. One or more sponsors may be selected to pay for a portal service based on the cost of the service or the product. In the case where more than one sponsor is selected to pay for the cost of the portal service or product, each participating sponsor receives an email of the ordering member's relevant business information. When the deposit is fully utilized, the Company bills the sponsor for additional sponsorship fees.

Bid and Rank. Under the Keyword Bid & Rank Program, a sponsor or member can choose where they appear on the results page of a selected "keyword". Research indicates that when someone conducts a search on the Internet, they seldom go further than the first page or two of results. Thus, it is important to a business where it first appears on the results page. Many search engines rely on a "relevancy" process where they count the number of times a keyword might appear within the site. Accordingly, some website operators have taken to "imbedding" the keyword multiple times to appear more relevant. With the Keyword Bid & Rank program offered by Hitsgalore.com, the website operator can ensure their placement on the results page but pay only for those "click-throughs" that actually visit their site as a result of a search at Hitsgalore.com. The bidding process starts at $0.01 per click-through and each time someone is outbid, they receive email messages notifying them of that fact. Thus, the bidding becomes "real-time". Each keyword sponsor can have an unlimited number of keywords and has the ability to bid on each.

Life Foundation Trust Sales Agreement. On April 15, 1999, the Company and the Life Foundation Trust ("LFT") entered into an agreement that provided for, among other things, the reservation by Hitsgalore.com of up to 200 metropolitan areas for the Company's "Local City Editions (LCEs)." LCEs are websites that are developed by the Company for cities within a specified area. These websites contain local city content and search capabilities on a local basis.

The total purchase price for the LCEs reserved by Hitsgalore.com under the agreement is $10.0 million. The websites are to be developed by Hitsgalore.com over the twelve-month period ending on April 15, 2000 and payment to Hitsgalore.com by LFT is to be made on that date. The $10.0 million payment is collateralized by a collection of postage stamps. Through the LCEs, Hitsgalore.com is able to localize search results. Thus, someone conducting a search at a local city edition can find those businesses offering a given product or service within that market. The LCEs also contain local content, such as articles and stories about the local market, as well as pertinent links to other local city information such as weather, sports and other media channels.

Certain Matters related to the Offer and Sale of Local City Edition Licenses-

Beginning in January 1999 and ending in April 1999, the Company offered LCEs for sale on its web site. During that period, it sold LCEs to 37 persons, plus The Life Foundation Trust. Each LCE is granted a limited non-exclusive use of the proprietary software, the website and the programming and content therein. Some of the LCEs also entitled the LCE to earn a performance bonus equal to the price paid for the license, if the LCE earns commission income from the sale of the Company's products during the first six months of the license period equal to or in excess of the price of the license. The performance bonus was payable in shares of the Company's common stock at no additional cost to the LCE. The Company has been advised by counsel that the Company's offering of the stock performance bonus feature may constitute an unregistered public offering of securities. Accordingly, the Company has made an undertaking to notify all LCEs to which the stock performance feature applies that the Company will not deliver shares of its common stock in payment of the performance bonus, but that the performance bonus will be paid in cash.

The Company ceased offering LCEs in April 1999 as a result of the agreement with LFT.

Previous Business-

The Company was previously engaged in the resale of long-distance telephone and pay-per-view ("PPV") television services and products ("Telecommunications") and in the healthcare cost containment business ("Healthcare"). As of December 31, 1998, the Company had sold, abandoned, discontinued or otherwise disposed of its telecommunications businesses and was engaged, solely, in the healthcare cost containment business. After the Reorganization and Merger Agreement, which was effective as of March 19, 1999, and the transfer of the Company's then existing business, properties and assets to IHSI, the Company is now engaged solely in the business of an internet business-to-business search engine.

The following is a description of the Company's business for the past five years and prior to giving effect to the Reorganization and Merger Agreement. All of the Company's business, properties and assets at the time of the Reorganization and Merger Agreement were transferred to IHSI for a spin-off to the Company's stockholders.

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

In 1998, HMG, as the Company's alliance partner, and the Company negotiated a service agreement (the "Service Agreement") with Chrysler Corporation to perform retrospective analysis and recovery services for pharmaceutical claims paid during 1998 by the auto maker. Pursuant to the Service Agreement and Alliance Agreement, the Company and HMG were to receive a monthly fee of $4,000 and $12,000, respectively, from the auto maker and were to share on a 50%-50% basis twenty percent (20%) of claims recovered, up to $5,000,000 of recovered claims in the aggregate. HMG began performance under the Service Agreement in May 1998. Amounts payable to the Company under the Alliance Agreement are being withheld pending HMG's performance under the Service Agreement and were a part of the assets transferred to IHSI in connection with the Reorganization and Merger Agreement. As of the date hereof, it is uncertain whether or not IHSI will derive any revenues from this agreement.

The Company had also entered into an alliance agreement with Haddon National Companies, Inc. located in Maple Shade, NJ ("HNCI") and had an alliance agreement with a major pharmaceutical manufacturer. The alliance agreement with HNCI gave the Company the ability to sell and market HNCI's claims administration and processing services, medical and surgical cost containment services and Medicare A and B validation services to large self-insured corporations, third party administrators, commercial health insurers and other managed healthcare companies. The alliance with the major pharmaceutical manufacturer allowed the Company to sell and market the healthcare cost containment products of its other alliance partners to the pharmaceutical manufacturers' customers. As of the date of the Reorganization and Merger Agreement, the Company had not realized any benefits from these alliances and such benefits, if any, are to be realized by IHSI.

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

On May 13, 1999, May 16, 1999 and June 11, 1999, separate putative class action suits were filed against the Company, Mr. Steve Bradford and Mr. Dorian Reed in the United States District Court, Central District of California (Case Nos. 99-5060, 99-5151R and 99-6925R, respectively), involving the purchase of the Company's securities during periods specified in the complaints. On September 20, 1999, the Court entered an order consolidating the three lawsuits into one and appointing the lead plaintiff and lead counsel for the consolidated lawsuit (the "Consolidation Order"). Pursuant to the Consolidation Order, on or about October 8, 1999, a single consolidated amended class action complaint (the "Amended Complaint") was filed by the plaintiffs in the consolidated putative class action under Case No. 99-5060R.

The Amended Complaint seeks to assert claims for violations of the federal securities laws against the Company and Messrs. Bradford and Reed based on alleged misrepresentations and omissions of fact purportedly made in the Company's press releases and certain SEC filings during the period from February 17, 1999 through August 24, 1999 (the "Class Period"). The Defendants believe the claims to be without merit and intend to vigorously contest the lawsuit. On November 10, 1999, a motion to dismiss the Amended Complaint was filed on behalf of the Company and Messrs. Bradford and Reed. All discovery is stayed in the matter pending disposition of the motion to dismiss. A decision on such motion is not expected until later this year or early 2000. It is not possible to predict the likely outcome of these cases or the likelihood or amount of any losses, if any, in the event of an adverse outcome. No provision has been made in the accompanying financial statements related to these matters.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 1998 or during the first three quarters of 1999.

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

The high and low bid quotations for the Company's common stock on September 30, 1999 were $2.0625 and $1.9375 per share, respectively.

There are no restrictions on the declaration or payment of dividends or any provisions that restrict dividends. The payment by the Company of dividends in the future rests within the discretion of the Company's Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements, its financial condition and other relevant factors.

The Company has not paid any dividends on its common stock. Effective as of October 30, 1998, the Company declared a dividend in kind to its stockholders of 300,000 shares of common stock of Intelicom International Holding, Inc.; and, effective as of April 6, 1999, the Company declared a dividend in kind to its stockholders of 20,000,000 shares of common stock of International Healthcare Solutions, Inc. Distribution of these dividends is subject to the effectiveness of registration statements under the Securities Act of 1933, as amended, which are to be filed by IHSI. There is no assurance as to whether or not these dividends will be distributed to the stockholders entitled to receive the dividends.

As of September 30, 1999, the Company had approximately 665 registered owners of its common stock and approximately 4,000 shareholders.

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

The selected financial data for the years ended December 31, 1997 and 1996 has been restated to (i) reflect the operations, assets and liabilities of CCI, and related acquisition indebtedness, in the consolidated financial statements and
(ii) to value the shares of common stock returned to the Company in connection with rescinded business acquisitions at their fair market value on the dates of the respective rescission transactions (see Note 19 to the consolidated financial statements included elsewhere herein). Earnings per share data for all periods presented has been restated to reflect the reverse split of the Company's common stock, in the ratio of one share for each seven shares, declared effective as of March 18, 1999. These tables should be reviewed in conjunction with the consolidated financial statements of the Company as of December 31, 1998 and for each of the three years then ended and the notes thereto appearing elsewhere herein.


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











                         [REMAINDER OF PAGE LEFT BLANK]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is presented in two parts. Part I is for the Company, after giving effect to the Merger and Reorganization Agreement. Pursuant to the Reorganization and Merger Agreement, (a) the Company transferred its existing business, properties and assets to International Healthcare Solutions, Inc. ("IHSI") and caused IHSI to assume the obligations, debts and liabilities of the Company and, then, (b) Old Hitsgalore.com was merged into the Company and the Company changed its name to Hitsgalore.com, Inc. The stock of IHSI was then placed into a constructive trust and is to be distributed as a dividend in kind to the Company's stockholders. Distribution of the dividend in kind is subject to the effectiveness of a registration statement under the Securities Act of 1933, which is to be filed by IHSI, of which there is no assurance (see "Item 1
- Business"). The effect of the assumption of such obligations, debts and liabilities is that both the Company and IHSI are jointly and severally obligated. Until all of such obligations, debts and liabilities are satisfied or the Company is released in full, the Company is to have a security interest in the assets transferred to IHSI. The Company also declared a reverse split of its issued and outstanding common stock, in the ratio of one share for each seven shares, immediately prior to the merger. For accounting purposes, the merger of Old Hitsgalore.com into the Company was treated as a recapitalization of Old Hitsgalore.com, with Old Hitsgalore.com as the acquirer. As a result of the merger, the historical financial statements and operations of Old Hitsgalore.com became those of the Company. On a pro forma basis as of December 31, 1998, the liabilities assumed in connection with the Reorganization and Merger Agreement totaled approximately $3.3 million and the assets transferred to IHSI totaled approximately $466,000, net of cash (see "Item 1 - Business").


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

For the  period  from  inception  (July 21,  1998) to  December  31,  1998,  Old
Hitsgalore.com was principally engaged in the development of software for business-to-business internet commerce. Its website was launched in August 1998 and, at that time, it began generating revenues from the sale of sponsorships. Net revenues for the period from inception to December 31, 1998 were approximately $17,800. During this same period, Old Hitsgalore.com incurred total costs and expenses of approximately $16,500, consisting primarily of sales and occupancy expenses.

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

                                                  Year Ended December 31,
                                            ----------------------------------
                                              1998        1997        1996
                                            ---------   ---------   ----------
Operations of continuing businesses:
 Net revenues                             $   123,487 $ 1,498,533  $ 2,832,123
 Cost of revenues                              74,092     109,563      827,063
 Selling and administrative
  expenses                                  1,244,391   3,027,384    6,322,627
 Impairment and other losses                   84,276   1,898,953   14,233,953
 Depreciation and amortization                 23,647     497,377    1,459,436
 Loss from disposition of subsidiary             --    (1,595,412)       --
 Gain from sale of license agreement             --     2,695,214        --
 Interest income                                  892       4,070        8,183
 Interest expense                             212,842     587,884      381,975
 Other income (expense), net                  480,441    (125,318)    (103,891)
 Income (loss) from continuing operations
  before income taxes                      (1,034,428) (3,644,074) (20,488,639)

Operations of discontinued
 businesses:
  Net revenues                                   --       405,617    2,177,858
  Cost of revenues                               --          --      1,320,256
  Selling and administrative expenses            1,308    449,925    2,304,059
  Impairment and other losses                    --          --        494,901
  Depreciation and amortization                  --        47,460      291,291
  Interest income                                --          --           (971)
  Interest expense                               --        32,393       38,713
  Other income (expense), net                 398,551     755,913          832
  Income (loss) from operations of
   discontinued businesses
   before income taxes                        397,243     631,752   (2,271,223)

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

As of December 31, 1998, the Company had not realized any healthcare cost containment revenues from its alliance agreement with HMG Health Care Auditing, Inc. ("HMG") or from the pharmaceutical cost containment agreement between HMG and Chrysler Corporation. Under the terms of these agreements, the Company and HMG were to share approximately $1,192,000 in net revenues upon completion of the cost recovery phase of the cost containment agreement, which covers pharmaceutical claims paid by the auto maker for the 1998 fiscal year. The Company's share of these net revenues was originally estimated to be approximately $500,000. As of the date hereof, it is uncertain whether or not the Company will receive any revenues from these agreements. The right to receive revenues, if any, from these agreements were transferred to IHSI in connection with the Reorganization and Merger Agreement.

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

Impairment and other losses recognized in 1997 included, among other things, (i) the write-off of equipment under capital lease and certain other assets related to equipment under capital lease, totaling approximately $768,545, (ii) provisions for lease termination liabilities, totaling approximately $227,860, related to office space that has been vacated and leased equipment that the Company is no longer using (iii) a provision of $162,053 for settlement of actions brought against the Company by Timboon, LTD (see Note 7) and (iv) the write-off of $625,728 of deferred compensation assets (see Note 13).

As a result of the suspension of all activities related to the development, sale and marketing of NSC's licensed healthcare management information systems technology, the Company recognized an impairment loss of $14,233,953 in 1996 to write off all of NSC's intangible assets, including goodwill.

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

Other items

In 1998, the Company reactivated a dormant, wholly owned subsidiary ("Intelicom") for the purposes of divesting ownership and control of the subsidiary in connection with the acquisition by the subsidiary of one or more telecommunications businesses. A majority of ownership and control in Intelicom was sold to a group of outside managers and investors and the Company received cash of $100,000, which is included in other income in the accompanying consolidated statement of operations for the year ended December 31, 1998. As of December 31, 1998, the Company owned approximately 15% of

Intelicom which was transferred to IHSI in connection with the Merger and Recapitalization Agreement. The Company's investment in Intelecom had no accounting basis. Results of operations for the year ended December 31, 1998 also included other income of approximately $380,029 from the settlement of liabilities previously accrued under an employment agreement between the Company and its former CEO (see Note 13 to the consolidated financial statements included elsewhere herein).

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

LIQUIDITY AND CAPITAL RESOURCES

Over the past three fiscal years, the principal sources of liquidity have been derived from financing activities. In fiscal 1998, 1997 and 1996, the Company received cash of approximately $57,000, $232,000 and $2.2 million, respectively, from the issuance of its common stock in reliance upon exemptions under Regulation D of the Securities Act of 1933 and approximately $307,600, $1.6 million and $2.4 million, respectively, from the issuance of convertible notes and debentures payable. All share data has been restated for the one share for each seven shares reverse stock split declared effective March 18, 1999. In 1997, the Company also received cash of approximately $371,000 from the disposition of businesses, net of cash of businesses disposed of.

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

The Company and its subsidiaries are also subject to various legal and administrative proceedings that may adversely affect future cash flows. These actions and administrative proceedings arose from business acquisitions, disputes with certain persons formerly associated with the Company and its subsidiary companies as employees or who were under contract in a consulting capacity and from defaults under certain non-cancelable lease agreements. As of December 31, 1998, the Company had accrued liabilities totaling approximately $1.4 million for such loss contingencies. Amounts provided as of December 31, 1998 were estimates and, as such, are subject to change upon final resolution of the proceedings. However, the Company does not believe that resolution of these matters will have a material adverse effect on the financial condition or results of operations of the Company. As a part of the Reorganization and Merger Agreement, IHSI assumed all obligations related to such proceedings and has indemnified the Company for such obligations. The Company is also subject to certain class action proceedings involving the purchase of the Company's securities in periods following the Merger (see "Item 3 - Legal Proceedings").

In connection with the merger of Old Hitsgalore.com into the Company, the proceeds, if any, received from the exercise of outstanding and unexercised stock purchase options, warrants and other rights to purchase common stock were to be used to pay the debts, liabilities and obligations of the Company assumed by IHSI and to provide working capital to the Company. As of June 30, 1999 the Company had realized net proceeds of approximately $1.9 million from the issuance of stock upon conversion of such outstanding stock purchase options, warrants and other rights to purchase its common stock. Of this amount approximately $425,779 was used to pay liabilities assumed in the merger and the remainder was used to fund current operations.

As of the date of the merger of Old Hitsgalore.com into the Company, the Company had no sources of working capital other than from operations and from the exercise of outstanding and unexercised stock purchase options, warrants and other rights to purchase common stock. As of the date of the Reorganization and Merger Agreement, IHSI had no significant business operations and was consuming cash in its operations. Old Hitsgalore.com, as of the date of the Merger and Reorganization, was generating positive cash flows from its operations, albeit small. The intent of the Merger and Reorganization Agreement and the transactions contemplated thereby was to provide the Company with the ability to liquidate the debts, liabilities and obligations assumed by IHSI and provide working capital to the Company for future operations (see "Item 1-Business"). However, there is no assurance that the transactions contemplated by the Merger and Reorganization Agreement will generate a sufficient amount of working capital for these purposes, in which case, the Company would be required to seek additional financing sources.

Subsequent to the Merger and Reorganization Agreement, the Company entered into various transactions with The Life Foundation Trust ("LFT") for the sale of its common stock and the purchase by LFT of Local City Editions ("LCEs") for up to 200 major metropolitan areas and other cities (see Note 11 to the financial statements of Hitsgalore.com, Inc. (a Development Stage Enterprise) included elsewhere herein). The transactions with LFT call for the payment of $20.0 million to the Company on April 15, 2000 as consideration for the stock acquired by LFT and the LCE sales agreement. The pledge and assignment of certain assets secure this payment to the Company by LFT.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this statement did not have an effect on the Company's reported segments or financial statement disclosures.

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

The management of both the Company and IHSI are continuing to assess the possible effects of Year 2000 issues on their business operations and are attempting to determine if significant vendors, service providers and other third parties upon which they rely have addressed or will be able to address any affected systems that may have a bearing on the respective companies' business operations.

Because IHSI has focused its business on strategic alliances with service providers and other third parties, it is largely dependent upon those service providers and third parties to ensure that shortcomings in their electronic data processing systems and their electronic equipment that may adversely effect their business operations are addressed.

The Company's internet software applications have been designed to be Year 2000 compliant and the Company's non-internet information and electronic data processing systems, and those of IHSI, are purchased and maintained by nationally recognized third party vendors. Neither the Company nor IHSI anticipate spending any amounts for Year 2000 compliance over and above normal and recurring maintenance, development and enhancements to the Company's internet software and website.

It remains uncertain whether the potential disruption, if any, from Year 2000 issues will have a material effect on the business operations of the Company or those of IHSI. The accompanying financial statements contain no provisions or adjustments related to the ultimate outcome of this uncertainty. The managements of both the Company and IHSI, however, do not anticipate that Year 2000 compliance will cause any loss of business or have any material adverse effect on the respective companies' operating results or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                                                       PAGE
                                                                       ----

HITSGALORE.COM, INC.
A DEVELOPMENT STAGE ENTERPRISE),
FORMERLY SYSTEMS COMMUNICATIONS, INC.

Independent Auditors' Report                                             25

Balance Sheet as of December 31, 1998                                    26

Statement of Operations and Retained Earnings
for the period from inception (July 21, 1998) to December 31, 1998       27

Statement of Cash Flows for the period from inception (July 21, 1998)
to December 31, 1998                                                     28

Notes to Financial Statements                                            29

Unaudited Pro Forma Condensed Financial Information                      36

HITSGALORE.COM, INC. (FORMERLY SYSTEMS COMMUNICATIONS, INC.) AND
SUBSIDIARIES

Independent Auditors' Report on the Consolidated Financial
 Statements for the years ended December 31, 1998, 1997
 and 1996                                                                39

Consolidated Balance Sheets as of December 31, 1998, 1997
 and 1996                                                                40

Consolidated Statements of Operations for each of the three
 years in the period ended December 31, 1998                             42

Consolidated Statements of Changes in Stockholders' Deficit for
 each of the three years ended in the period
 December 31, 1998                                                       43

Consolidated Statements of Cash Flows for each of the three
 years ended in the period December 31, 1998                             45

Notes to Consolidated Financial Statements                               46












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

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitsgalore.com, Inc. at December 31, 1998, and the results of its operations and cash flows for the period from inception (July 21, 1998) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Hitsgalore.com, Inc., formerly Systems Communications, Inc., will continue as a going concern. As more fully described in Note 1, the Company is in the development stage and has assumed a substantial amount of liabilities in connection with a reorganization and merger agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Pender Newkirk & Company


Tampa, Florida
November 5, 1999

              HITSGALORE.COM, INC. (A DEVELOPMENT STAGE ENTERPRISE)
                      FORMERLY SYSTEMS COMMUNICATIONS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1998


ASSETS

Cash                                                               $   1,013
Other current assets                                                     971
                                                                     -------
 Total current assets                                                  1,984
Property and equipment, net of accumulated
 depreciation                                                         29,750
                                                                     -------
Total assets                                                       $  31,734
                                                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                      $   5,000
Advances from stockholders                                             2,250
Borrowings from affiliated company                                    22,699
Other current liabilities                                                778
                                                                     -------
Total current liabilities                                             30,727
                                                                     -------
Commitments and contingencies

Stockholders' equity:
 Common stock, no par value; authorized 25,000
  shares; issued and outstanding 15,000 shares                          --
 Additional paid-in capital                                             --
 Retained earnings                                                     1,007
                                                                     -------
Total stockholders' equity                                             1,007
                                                                     -------
Total liabilities and stockholders' equity                         $  31,734
                                                                     =======
See Notes to Financial Statements

              HITSGALORE.COM, INC. (A DEVELOPMENT STAGE ENTERPRISE)
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
                                                                    ======

See Notes to Financial Statements

              HITSGALORE.COM, INC. (A DEVELOPMENT STAGE ENTERPRISE)
                      FORMERLY SYSTEMS COMMUNICATIONS, INC.
                             STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM INCEPTION (JULY 21, 1998) TO DECEMBER 31, 1998


Cash flows from operating activities:
 Net income                                                          $  1,007
 Adjustments to reconcile net income to net cash
  provided by operations:
   Depreciation and amortization                                        1,883
   Increase (decrease) in cash from change in
    operating assets and liabilities-
     Other current assets                                                (971)
     Other current liabilities                                            778
                                                                       ------
Net cash provided by operating activities                               2,697
                                                                       ------
Cash flows from investing activities:
 Capital expenditures                                                 (31,633)
                                                                       ------
Net cash used in investing activities                                 (31,633)
                                                                       ------
Cash flows from financing activities:
 Proceeds from notes payable                                            5,000
 Stockholder advances, net                                              2,250
 Borrowings from affiliated company, net                               22,699
                                                                       ------
Net cash provided by financing activities                              29,949
                                                                       ------
Net increase in cash                                                    1,013
Cash at beginning of period                                              --
                                                                       ------
Cash at end of period                                                $  1,013
                                                                       ======

See Notes to Financial Statements

              HITSGALORE.COM, INC. (A DEVELOPMENT STAGE ENTERPRISE)
                      FORMERLY SYSTEMS COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1  THE COMPANY AND BUSINESS

Hitsgalore.com, Inc. (the "Company"), a Florida corporation, formerly known as Systems Communications, Inc., is engaged in the business of an internet, business-to-business search engine. The Company began beta operations in August 1998 and launched its website in November 1998. As an internet search engine for business-to business commerce, the Company provides a searchable database to businesses bringing people ("hits") to their websites. The Company's revenues are principally derived from the sale of portal service sponsorships, membership keyword bid and rank rights and local city editions of its portal services and business-to business search engine. The Company's website is located on the world wide web at http://www.hitsgalore.com.

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

In connection with the Merger and Reorganization Agreement, the stockholders of Old Hitsgalore.com received 37,675,000 shares of common stock issued in connection with the merger in conversion of all of the issued and outstanding common stock of Old Hitsgalore.com. Up to an additional 4,000,000 shares of the Company's common stock were set aside for issuance as compensation to consultants and professionals and for merger costs and expenses. Of the number of shares set side for issuance as compensation to consultants and professionals and for merger costs and expenses, 2,000,000 shares were issued.

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

REVENUE RECOGNITION

The Company recognizes revenue from the sale of portal service sponsorships and membership keyword bid and rank rights at the time the sponsor or member agrees to the terms and conditions of sale. Revenues from the sale of LCE's are recognized upon the execution of the LCE agreement and the collection of a minimum cash deposit or other consideration in payment for the LCE. An allowance for cancellations, returns and refunds is provided for based on estimates of future cancellations, returns and requests for refunds, and for amounts that may be returned to the LCE during the cancellation period.

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
                                                                     =======

NOTE 4  NOTES PAYABLE

Notes payable at December 31, 1998 consists of two (2) $2,500 convertible notes, bearing interest at 10% per month until conversion. Each note is convertible into 2,500 shares of the Company's common stock at the time of an initial public offering of the Company's common stock or other registration of the Company's common stock for resale. The terms of each note contain an option giving the holders of the notes the right to demand that the Company repurchase the shares that are issuable for $2.00 per share if, on December 31, 1999, the fair market value of the shares is less than $2.00 per share. If the Company does not complete an initial public offering by December 31, 1999, the note holders have the option to cancel their agreements and receive payment of $2,500, each, plus any accrued and unpaid interest or continue to receive monthly interest and await an initial public offering. The holders of each of the notes were also given an option to purchase up to 3,000 shares of the Company's common stock at a price equal to 70% of the offering price in an initial public offering of its securities.

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

Note 8  LEASES

The Company leases office space under an operating lease agreement expiring on October 31, 2000. Total minimum future rentals under this lease agreement aggregate $11,192 in 1999 and $9,710 in 2000.

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

NOTE 10  COMMITMENTS AND CONTINGENCIES

On May 13, 1999, May 16, 1999 and June 11, 1999, separate punative class action suits were filed against the Company, Mr. Steve Bradford and Mr. Dorian Reed in the United States District Court, Central District of California (Case Nos. 99-5060, 99-5151R and 99-6925R, respectively), involving the purchase of the Company's securities during periods specified in the complaints. On September 20, 1999, the Court entered an order consolidating the three lawsuits into one and appointing the lead plaintiff and lead counsel for the consolidated lawsuit (the "Consolidation Order"). Pursuant to the Consolidation Order, on or about October 8, 1999, a single consolidated amended class action complaint (the "Amended Complaint") was filed by the plaintiffs in the consolidated putative class action under Case No. 99-5060R.

The Amended Complaint seeks to assert claims for violations of the federal securities laws against the Company and Messrs. Bradford and Reed based on alleged misrepresentations and omissions of fact purportedly made in the Company's press releases and certain SEC filings during the period from February 17, 1999 through August 24, 1999 (the "Class Period"). The Defendants believe the claims to be without merit and intend to vigorously contest the lawsuit. On November 10, 1999, a motion to dismiss the Amended Complaint was filed on behalf of the Company and Messrs. Bradford and Reed. All discovery is stayed in the matter pending disposition of the motion to dismiss. A decision on such motion is not expected until later this year or early 2000. It is not possible to predict the likely outcome of these cases or the likelihood or amount of any losses, if any, in the event of an adverse outcome. No provision has been made in the accompanying financial statements related to these matters.

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

After being served on May 11, 1999, Mr. Reed immediately and pro-actively contacted the FTC through counsel regarding the matter. As of November 30, 1999, Mr. Reed is actively negotiating with the FTC to reach an amicable settlement of this matter. The FTC has acknowledged that it did in fact receive pleadings in this case in April 1998, from both Audrey and Dorian Reed in response to the FTC Complaint. However, said pleadings sat in an FTC office without having been opened for over a year. Mr. Reed and the FTC are now exchanging information about the facts that gave rise to the lawsuit, so that the FTC can have a more realistic view of what actually happened. Although a mere employee of the subject company, Mr. Reed is stepping forward to get this matter resolved and is not waiting for the FTC to find the management who actually ran the corporation. It is anticipated that a settlement will be reached in the near future.

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

LFT has reserved Local City Editions (LCEs) for up to 200 local city areas for a total purchase price of $10.0 million from LFT. The agreement provides for, among other things, that the LCEs will be brought on line over the twelve-month period ending April 15, 2000. LFT's obligation to pay for these LCEs is unconditional and irrevocable, is collateralized by the assignment of the stamp collection described above and is payable on April 15, 2000. The Company anticipates accruing revenues from its agreement with LFT based on completion of the LCEs.

On April 20, 1999, the Company completed the purchase of all rights, title and interest in the internet-related development assets, equipment and software, owned or under development, by Solvere, Inc. ("Solvere"), a closely held Delaware corporation. The assets acquired included all computer equipment, software and internet technology, including, but not limited to all of Solvere's e-commerce, web-based e-mail, multimedia distribution system and shopping cart technology. The purchase price consisted of $125,000 in cash and a commitment by the Company to issue 100,000 shares of its common stock. The common stock which is to be issued to Solvere was assigned a value of $367,200. Of the total purchase price, $26,500 was allocated to property and equipment and $465,700 was allocated to intangible assets. The intangible assets acquired will be amortized over three years.

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

              HITSGALORE.COM, INC. (A DEVELOPMENT STAGE ENTERPRISE)
                      FORMERLY SYSTEMS COMMUNICATIONS, INC.
               UNAUDITED PRO FORMA CONDENSED FINANCIAL INFORMATION


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
                                       ==========   ===========       =========









                         [REMAINDER OF PAGE LEFT BLANK]

              HITSGALORE.COM, INC. (A DEVELOPMENT STAGE ENTERPRISE)
                      FORMERLY SYSTEMS COMMUNICATIONS, INC.
         UNAUDITED PRO FORMA CONDENSED FINANCIAL INFORMATION (CONTINUED)

Pro Forma Condensed Balance Sheet Information (Continued):

                                                     Pro Forma
                                       Historical   Adjustments       Pro Forma
                                       ----------   -----------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
             (DEFICIT)
Liabilities:
Current portion of notes and
 debentures payable                   $     5,000  $  1,161,364 (3) $ 1,166,364
Advances from stockholders                  2,250                         2,250
Borrowings from affiliated company         22,699                        22,699
Accounts payable                             --         312,133 (3)     312,133
Accrued expenses and other liabilities        778       430,867 (3)     431,645
Liabilities and accruals for claims,
 Assessments and other losses                --       1,358,269 (3)   1,358,269
                                       ----------   -----------       ---------
Total current liabilities                  30,727     3,262,633       3,293,360
                                       ----------   -----------       ---------
Stockholders equity (deficit):
Convertible preferred stock                  --         109,764 (2)     109,764
Common stock                                             39,675 (1)
                                                          5,512 (2)      45,187
Retained earnings (deficit)                 1,007    (3,398,855)(4)  (3,397,848)
                                       ----------   -----------       ---------
Total stockholders equity (deficit)         1,007    (3,243,904)     (3,242,897)
                                       ----------   -----------       ---------
                                      $    31,734  $     18,729      $   50,463
                                       ==========   ===========       =========


Pro Forma Income Statement Information (5):

                                       Historical        Pro Forma
                                       ----------       ----------

Net Income                            $     1,007      $     1,007
                                       ==========       ==========
Basic earnings per share              $      0.07      $       --
                                       ==========       ==========
Diluted earnings per share            $      0.06      $       --
                                       ==========       ==========
Weighted Average Number of Common
Shares Outstanding:
 Basic earnings per share                  15,000       45,187,412
 Diluted earnings per share                16,800       47,676,800

--------------------

(1) To record 39,675,000 shares of the Company's common stock, $.001 par value, issued and outstanding after giving effect to the Reorganization and Merger Agreement. Of the 4,000,000 of additional shares that were set aside for issue in payment of acquisition costs and expenses, 2,000,000 shares are to be issued.

              HITSGALORE.COM, INC. (A DEVELOPMENT STAGE ENTERPRISE)
                      FORMERLY SYSTEMS COMMUNICATIONS, INC.
         UNAUDITED PRO FORMA CONDENSED FINANCIAL INFORMATION (CONTINUED)


(2) To record the issued and outstanding convertible preferred and common stock of the Company on the Effective Date of the Reorganization and Merger Agreement, after giving effect to a reverse stock split of the Company's outstanding common stock, in the ratio of one share for each seven shares.

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

(5) The Company has not made any pro forma adjustments for increased administrative, legal, accounting and other costs that the Company may incur in the future as a result of the Merger and Reorganization Agreement.
-------------------











                         [REMAINDER OF PAGE LEFT BLANK]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Hitsgalore.com, Inc.
Rancho Cucamonga, CA

We have audited the consolidated balance sheets of Hitsgalore.com, Inc. (formerly Systems Communications, Inc. and Subsidiaries) as of December 31, 1998, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hitsgalore.com, Inc. (formerly Systems Communications, Inc. and Subsidiaries) at December 31, 1998, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Hitsgalore.com, Inc. (formerly Systems Communications, Inc. and Subsidiaries) will continue as a going concern. As more fully described in Note 3, the Company has incurred operating losses during each of the years in the three years in the period ended December 31, 1998 and has a working capital deficiency and stockholders' equity deficiency at December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ Pender Newkirk & Company


Tampa, Florida
November 5, 1999

  HITSGALORE.COM, INC. (FORMERLY SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31,
                                       ----------------------------------------
                                          1998           1997          1996
                                       ----------     ----------    -----------
ASSETS

Current assets:
 Cash                                 $    18,729    $    65,556   $     61,039
 Trade accounts receivable, less
  allowance for doubtful accounts of
  $28,074 in 1996                          34,500           --          802,079
 Notes and accounts receivable from
  officers and employees                     --           60,908        102,000
 Other current assets                     186,431        130,419        438,763
                                       ----------     ----------    -----------
Total current assets                      239,660        256,883      1,403,881
                                       ----------     ----------    -----------
Furniture and equipment, at cost           75,162        130,162      1,812,867
 Less accumulated depreciation            (46,035)       (56,774)      (587,598)
                                       ----------     ----------    -----------
Net furniture and equipment                29,127         73,388      1,225,269
Note receivable from sale of assets,
 less allowance of $500,000 in 1997          --             --            --
Deferred compensation                     215,523         52,941        662,199
Intangible assets, net of accumulated
 amortization of $566,666 in 1996            --             --        1,083,334
Excess of cost over fair value of net
 assets acquired, net of accumulated
 amortization of $75,034 in 1996             --             --        1,298,950
Other non-current assets                     --            4,982        173,667
                                       ----------     ----------    -----------
Total assets                          $   484,310    $   388,194   $  5,847,300
                                       ==========     ==========    ===========

See Notes to Consolidated Financial Statements

  HITSGALORE.COM, INC. (FORMERLY SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES)
                     CONSOLIDATED BALANCE SHEETS (Continued)


                                                               DECEMBER 31,
                                                 --------------------------------------
                                                    1998           1997         1996
                                                 ----------     ----------  -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Borrowings under lines of credit               $     --      $     --     $    182,651
 Current portion of notes and debentures
  payable                                         1,311,364     3,661,700     3,480,758
 Current portion of obligations under
  capital lease                                       --            --          242,477
 Accounts payable                                   600,118       535,516     1,452,192
 Accrued compensation and employee
  benefits                                          534,970     1,176,578     1,528,153
 Accrued interest                                   312,318       497,514       286,312
 Liabilities and accruals for claims,
  assessments and other losses                    1,358,269     1,129,823          --
 Other current liabilities                          192,528        27,062       595,363
 Deferred revenue                                    86,000          --         440,232
                                                 ----------    ----------   -----------
Total current liabilities                         4,395,567     7,028,193     8,208,138
Obligations under capital lease, less current
 portion                                              --             --         458,654
Deferred liabilities under employment
 agreements                                         231,617       310,794       676,261
Other liabilities                                     --             --          72,573
                                                 ----------    ----------   -----------
Total liabilities                                 4,627,184     7,338,987     9,415,626
                                                 ----------    ----------   -----------
Common stock subject to rescission                  674,124       674,124       709,124
                                                 ----------    ----------   -----------
Common stock to be issued                             --             --       2,000,000
                                                 ----------    ----------   -----------
Commitments and Contingencies



Stockholders' deficit:
 Class A convertible preferred stock, stated
  value and liquidation  preference - $1.00 per
  share;  authorized 5,000,000 shares,  issued
  and outstanding 500,000 shares in 1998,
  200,000 shares in 1997 and 392,000 shares in
  1996                                               55,000          --             630
 Class B convertible preferred stock, stated
  value and  liquidation  preference  - $1.00 per
  share;  authorized 10,000,000 shares, issued
  and outstanding 100,000 shares in 1998,
  2,953,125 shares in 1997 and 4,550,000 in 1996     54,764     1,617,260     2,491,745
 Common stock - $.001 par value; authorized
  50,000,000 shares, issued and outstanding
  5,512,412 shares in 1998, 1,726,235 shares
  in 1997 and 1,518,125 shares in 1996                5,512         1,726         1,518
 Additional paid in capital                      23,066,835    18,410,249    16,832,635
 Accumulated deficit                            (27,999,109)  (27,654,152)  (25,603,978)
                                                 ----------    ----------    ----------
Total stockholders' deficit                     ( 4,816,998)   (7,624,917)   (6,277,450)
                                                 ----------    ----------    ----------
Total liabilities and stockholders' deficit     $   484,310   $   388,194   $ 5,847,300
                                                 ==========    ==========    ==========


See Notes to Consolidated Financial Statements

  HITSGALORE.COM, INC. (FORMERLY SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended December 31,
                                       ---------------------------------------
                                          1998           1997          1996
                                       ----------     ----------    ----------
Net revenues                          $   123,487    $ 1,498,533   $ 2,832,123
                                       ----------     ----------    ----------
Costs and expenses:
 Cost of revenues                          74,092        109,563       827,063
 Selling and administrative expenses    1,244,391      3,027,384     6,322,627
 Impairment and other losses               84,276      1,898,953    14,233,953
 Depreciation and amortization             23,647        497,377     1,459,436
                                       ----------     ----------    ----------
  Total operating costs and expenses    1,426,406      5,533,277    22,843,079
                                       ----------     ----------    ----------
                                       (1,302,919)    (4,034,744)  (20,010,956)
Loss from disposition of subsidiary          --       (1,595,412)        --
Gain from sale of license agreement          --        2,695,214         --
Interest income                               892          4,070         8,183
Interest expense                         (212,842)      (587,884)     (381,975)
Other income (expense), net               480,441       (125,318)     (103,891)
                                       ----------     ----------    ----------
Loss from continuing
 operations before income taxes        (1,034,428)    (3,644,074)  (20,488,639)
Income tax benefit                     (  262,000)      (605,500)   (2,440,150)
                                       ----------     ----------    ----------
Loss from continuing operations        (  772,428)    (3,038,574)  (18,048,489)

Discontinued operations:
 Income (loss) from operations of
  discontinued telecommunications
  businesses, less income tax expense
  (benefit) of $151,000, $240,000
  and ($763,044) in 1998, 1997 and
  1996, respectively                      246,243        391,752   ( 1,508,179)
 Gain from disposition of
  telecommunication businesses, less
  income tax expense of $365,500
  in 1997                                    --          596,648          --
                                       ----------     ----------    ----------
Loss before extraordinary item           (526,185)    (2,050,174)  (19,556,668)
Extraordinary item - Gain from
 extinguisment of debt, less income
 tax expense of $111,000                  181,228           --            --
                                       ----------     ----------    ----------
Net loss                              $  (344,957)   $(2,050,174) $(19,556,668)
                                       ==========     ==========    ==========
Basic and diluted earnings per share:
 Loss from continuing operations      $     (0.27)   $     (1.97) $     (15.13)
 Income (loss) from operations of
  discontinued telecommunications
  businesses                                 0.09           0.25         (1.26)
 Gain from disposition of
  telecommunications businesses               --            0.39           --
 Extraordinary item - Gain from
  extinguishment of debt                     0.06            --            --
                                       ----------     ----------    ----------
 Net loss                             $     (0.12)   $     (1.33) $     (16.39)
                                       ==========     ==========    ==========
See Notes to Consolidated Financial Statements


                            HITSGALORE.COM, INC. (FORMERLY SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES)
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


                                             CLASS A               CLASS B
                                            PREFERRED             PREFERRED           COMMON STOCK
                                        ------------------  --------------------  ------------------
                                         SHARES     AMOUNT    SHARES     AMOUNT      SHARES   AMOUNT
                                        ---------  -------  ---------  ---------  ----------  ------
Balance at December 31, 1995            4,800,000 $178,125  4,690,000 $2,728,345   1,060,828 $ 1,061
Issuance of common stock and warrants
 for cash                                    --        --       --         --         59,098      59
Conversion of preferred stock          (4,408,000)(177,495)  (140,000)  (236,600)    322,130     322
Issuance of common stock as
 compensation                                --        --       --         --          5,965       6
Issuance of common stock in connection
 with business acquisitions                  --        --       --         --         40,454      40
Issuance of stock for debt                   --        --       --         --         29,650      30
Net loss                                     --        --       --         --           --       --
                                        ---------  -------  ---------  ---------  ----------  ------
Balance at December 31, 1996              392,000      630  4,550,000  2,491,745   1,518,125   1,518
Issuance of common stock and warrants
 for cash                                    --        --       --         --         29,365      29
Conversion of preferred stock            (192,000)    (630)(1,596,875)  (874,485)     96,668      97
Issuance of common stock as
 compensation                                --        --       --         --        142,980     143
Issuance of stock for debt                   --        --       --         --         82,489      82
Rescission of business acquisitions          --        --       --         --       (142,035)   (142)
Repayment of loan to officer                 --        --       --         --         (1,357)    ( 1)
Net loss                                     --        --       --         --           --       --
                                        ---------  -------  ---------  ---------  ----------   -----
Balance at December 31, 1997              200,000      --   2,953,125  1,617,260   1,726,235   1,726
Issuance of common stock for cash            --        --        --        --        122,619     123
Conversion of preferred stock            (200,000)     --  (2,853,125)(1,562,496)    100,255     100
Issuance of common stock as
 compensation                                --        --        --        --        582,855     583
Issuance of stock and warrants in
 conversion of notes and debentures          --        --        --        --      2,215,437   2,215
Issuance of stock and warrants in
 extinguishment of debt                      --        --        --        --        127,611     128
Issuance of stock in settlement of
 other obligations                        500,000   55,000       --        --        708,374     708
Common stock received in partial
 recovery of note receivable                 --        --        --        --       ( 70,974)   ( 71)
Net loss                                     --        --        --        --           --       --
                                        ---------  -------  ---------  ---------  ----------  ------
Balance at December 31, 1998              500,000 $ 55,000    100,000 $   54,764   5,512,412 $ 5,512
                                        =========  =======  =========  =========  ==========  ======


See Notes to Consolidated Financial Statements

                           HITSGALORE.COM, INC. (FORMERLY SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES)
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Continued)


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
                                                             ==========    ==========     =========


See Notes to Consolidated Financial Statements

                    HITSGALORE.COM, INC. (FORMERLY SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Year Ended December 31,
                                                            -------------------------------------
                                                               1998          1997         1996
                                                            ---------     ---------    ----------

Cash flows from operating activities:
Net loss                                                  $  (344,957) $ (2,050,174) $(19,556,668)
 Adjustments to reconcile net income (loss)
  to net cash used in operations:
  Depreciation and amortization                                23,647       544,839     1,750,727
  Amortization of deferred compensation, net                  (89,200)     (125,503)      (16,552)
  Gain from settlement of employment
   agreement                                                 (380,029)         --            --
  Recovery of note receivable from sale of assets            (398,521)         --            --
  Provision for bad debts                                      34,269        39,816       522,687
  Stock and warrants issued for compensation
   and as consideration for extension of debt                  22,788       384,235       260,193
  Deferred income taxes                                          --            --      (3,203,194)
  Impairment losses                                            84,276     1,898,953    14,728,854
  Loss from disposition of subsidiary                            --       1,595,412         --
  Gain from sale of license agreement                            --      (2,695,214)        --
  Gain from disposition of telecommunications
   businesses                                                    --        (962,148)        --
  Gain from extinguishment of debt                           (292,228)         --           --
  Increase (decrease) in cash from change
   in operating assets and liabilities:
    Accounts receivable                                        (7,774)      148,912       214,330
    Equipment inventories                                        --            --          73,211
    Deferred expenses                                            --            --         498,697
    Other assets                                              (43,668)       52,252        67,037
    Accounts payable                                          436,491      (484,304)      (39,308)
    Accrued expenses and other liabilities                    554,399       401,162     1,060,019
    Deferred revenue                                           86,000      (109,957)     (553,982)
                                                            ---------     ---------    ----------
Net cash used in operating activities                        (314,507)   (1,361,719)   (4,193,949)
                                                            ---------     ---------    ----------
Cash flows from investing activities:
 Acquisition of businesses                                       --            --         (46,854)
 Disposition of businesses                                       --         370,844          --
 Expenditures for furniture and equipment                      (2,820)       (7,693)     (552,718)
 Notes receivable from officers and employees                    --            --         (50,000)
                                                            ---------     ---------    ----------
Net cash provided by (used in) investing
 activities                                                    (2,820)      363,151      (649,572)
                                                            ---------     ---------   -----------
Cash flows from financing activities:
 Proceeds from issuance of common stock                        57,500       231,500     2,187,273
 Proceeds from notes and debentures payable                   307,600     1,568,443     2,422,752
 Payments on notes payable and capital leases                 (94,600)     (686,858)     (637,596)
 Payments on shares subject to rescission                        --         (35,000)      (80,500)
 Proceeds from (payments on) borrowings under
  line of credit                                                 --         (75,000)       47,917
                                                            ---------     ---------    ----------
Net cash provided by financing activities                     270,500     1,003,085     3,939,846
                                                            ---------     ---------    ----------
Net increase (decrease) in cash                               (46,827)        4,517      (903,675)
Cash at beginning of the
 period                                                        65,556        61,039       964,714
                                                            ---------     ---------    ----------
Cash at end of the
 period                                                   $    18,729   $    65,556  $     61,039
                                                            =========     =========    ==========


See Notes to Consolidated Financial Statements

  HITSGALORE.COM, INC. (FORMERLY SYSTEMS COMMUNICATIONS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

As of December 31, 1998, the Company's principal business was to develop a network of healthcare management companies, third-party healthcare plan administrators and other healthcare management organizations that would collectively offer a wide array of healthcare cost containment and case management services and products for resale by the Company to large self insured companies. This business and all of the inactive subsidiaries were transferred to IHSI in connection with the Reorganization and Merger Agreement.

Pursuant to the Merger and Reorganization Agreement, Old Hitsgalore.com was merged into the Company in exchange for 37,675,000 shares of the Company's common stock. Up to an additional 4,000,000 shares of the Company's common stock were set aside for issuance as compensation to consultants and professionals and for merger costs and expenses. Of the number of shares set side for issuance as compensation to consultants and professionals and for merger costs and expenses, 2,000,000 shares were issued.

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

After giving effect to these transactions, the remaining business of the Company consists of the business of Old Hitsgalore.com. For accounting purposes, the merger of Old Hitsgalore.com into the Company was treated as a recapitalization of Old Hitsgalore.com, with Old Hitsgalore.com as the acquirer. Accordingly, the historical financial statements and operations of Old Hitsgalore.com prior to March 19, 1999 became those of the Company and the historical financial statements and operations of the Company prior to March 19, 1999 became those of IHSI.

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

INTANGIBLE ASSETS

The Company assesses the recoverability of intangible assets, including goodwill, if facts and circumstances suggest that the carrying amount of intangible assets may have been impaired. In making its assessment, the Company gives consideration to the undiscounted cash flows from the use of such assets, the estimated fair value of such assets and other factors that may affect the recoverability of such assets. If such an assessment indicated that the carrying value of intangible assets may not be recoverable, the carrying value of intangible assets was reduced.

In connection with business acquisitions during 1995 and 1996, the Company recorded intangible assets totaling $14,050,000. Such intangible assets were being amortized over periods ranging from 3 to 20 years. Amortization expense charged to operations in 1997 and 1996 was approximately $208,333 and $1,036,666, respectively. In addition, the Company reduced intangible assets by approximately $875,001 in 1997 as a result of the rescission of the HMT acquisition agreement (see Note 4) and by approximately $11,676,667 in 1996 to write off, as an impairment loss, the unamortized cost of acquired healthcare management information software technology that has not and is not likely to produce any significant amounts of future revenues. As of December 31, 1998 and 1997, the Company had fully amortized or written off all intangibles associated with acquired businesses. As of December 31, 1996, the amortized cost of intangible assets consisted of approximately $1,083,000 of medical management computer software acquired in connection with the acquisition of HMT.

GOODWILL

In connection with business acquisitions during 1995 and 1996, the Company recorded goodwill totaling $7,124,182. Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets at the dates of acquisition and was being amortized on the straight-line method over periods ranging from 3 to 20 years. Amortization expense charged to operations in 1997 and 1996 was approximately $114,499 and $279,253, respectively. In addition, the Company reduced the carrying value of goodwill by approximately $1,184,451 in 1997 as a result of the rescission of the HMT acquisition agreement (see Note 4) and by approximately $2,752,187 in 1996 to reflect an impairment in the value of the Company's healthcare management and telecommunications assets. As of December 31, 1998 and 1997, the Company had fully amortized or written off all goodwill associated with acquired businesses. Goodwill at December 31, 1996 consisted of amounts recorded in connection with the acquisition of HMT.

REVENUE RECOGNITION

The Company recognizes revenue in the period in which the service is provided or, in the case of software sales, at the time the software is delivered. Revenues related to audit or retroactive claims review services, which are based on a percentage of the savings, are recognized at the time of third party approval of the reimbursable amounts.

STOCK PURCHASE OPTIONS AND WARRANTS

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for employee stock options. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company follows FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123") for stock purchase warrants and options issued as consideration in transactions with non-employees. Under Statement No. 123, stock purchase warrants and options are recorded using the fair value method of accounting based on the use of option pricing models. For purposes of valuing warrants and options issued as consideration in transactions with non-employees, the Company uses the Black-Scholes option pricing model.

INCOME TAXES

The Company has applied, for all years presented, the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach in accounting for income taxes.

EARNINGS PER SHARE DATA

The Company has applied, for all years presented, the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), which requires the presentation of both basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed based on the sum of the weighted average number of common shares outstanding plus the additional number of shares that would have been outstanding if all potentially dilutive common shares, pursuant to stock purchase warrants and options, convertible preferred stock and convertible notes and debentures, had been issued.

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

DISCLOSURES ABOUT OPERATING SEGMENTS

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this statement did not have a significant effect on the Company's reported segments and related disclosures see Note 15).

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

NOTE 3  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company and its subsidiaries have incurred losses from continuing operations of $772,428, $3,038,574 and $18,048,489 in 1998, 1997 and 1996, respectively, and have used approximately $314,507, $1,361,719 and $4,193,949, respectively, of cash in their operations. The Company and its subsidiaries have a net working capital deficiency of approximately $4.2 million and a deficiency in assets of approximately $4.8 million as of December 31, 1998 and were in default of certain obligations to their creditors. Additionally, as discussed in Note 14, the Company and its subsidiaries are subject to various legal and administrative proceedings. An unfavorable outcome in one or more of these actions or proceedings could have an adverse effect on the Company's liquidity and ability to maintain current business operations.

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

Effective March 12, 1996, the Company acquired all of the outstanding stock of Health Management Technologies, Inc. ("HMT"), whose principal business is the development, sale and maintenance of medical management computer software, for 309,837 pre reverse split shares, or 44,262 post reverse split shares, of its common stock valued at $2,000,000. The acquisition was accounted for using the purchase method of accounting. The total purchase price was $2,140,000, including costs of $140,000. The excess of the purchase price over the fair value of the net assets acquired was $1,373,984 and was assigned a useful life of 15 years. The net assets acquired included $1,500,000 of medical computer software, which was assigned a useful life of 3 years.

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

In June 1997, the Company entered into an agreement with the former shareholders of HMT to rescind the Company's March 1996 acquisition of HMT. The HMT rescission agreement provided for the return of all of the HMT stock acquired by the Company to the former shareholders of HMT in exchange for $450,000 in cash (in payment of inter-company loans to HMT from the Company) and 44,262 shares (after giving effect to the reverse stock split) of the Company's common stock issued in connection with the acquisition. In connection with the disposition of HMT, the Company recognized a pre-tax loss of approximately $1,595,412, which is included as a component of loss from continuing operations in the accompanying consolidated statement of operations for the year ended December 31, 1997. The loss was based on the fair value of the Company's common stock returned to the Company by the former stockholders of HMT in exchange for the return of the stock of HMT to the former stockholders of HMT. On the effective date of the rescission agreement, HMT had net assets of approximately $1,740,647, net of cash received, and the fair value of the shares of the Company's common stock that were returned to the Company by the former shareholders of HMT totaled approximately $145,235, based on the quoted market price of the Company's common stock on the OTC Bulletin Board as of the date of the rescission transaction. The return of the shares was recorded as a reduction in common stock and additional paid in capital in the amounts of $310 and $144,925, respectively.

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

In May 1997, the Company and the former stockholders of ATI entered into an agreement to rescind the August 1994 acquisition of ATI by the Company (the "ATI rescission agreement"). The ATI rescission agreement provided for the return of the ATI stock acquired by the Company to the former stockholders of ATI. In exchange for the return of the ATI stock, the ATI stockholders were required to return to the Company, for cancellation, 684,410 pre reverse split shares, or 97,772 post reverse split shares, of the Company's common stock, unexercised warrants to purchase 24,095 shares of the Company's common stock (after giving effect to the reverse stock split) and $250,000 of 6% acquisition notes payable. Included in the gain from disposition of telecommunications businesses in the accompanying consolidated statement of operations for the year ended December 31, 1997 is a pre-tax gain of approximately $937,148 from the rescission of the ATI acquisition agreement. The gain from the disposition of ATI was based on the fair value of the Company's common stock returned to the Company by the former stockholders of ATI in exchange for the return of the stock of ATI to the former stockholders of ATI. On the effective date of the rescission agreement, ATI had net liabilities, including acquisition indebtedness, of approximately $509,392 and the fair value of the shares of the Company's common stock that were returned to the Company by the former stockholders of ATI totaled approximately $427,756, based on the quoted market price of the Company's common stock on the OTC Bulletin Board as of the date of the rescission transaction. The return of the shares was recorded as a reduction in common stock and additional paid in capital in the amounts of $684 and $427,072, respectively.

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

On February 3, 1998, the Arbitrators' awarded in favor of the former shareholders of CCI (the "Award"). The Award required the Company (i) to convert 200,000 shares of previously issued Class A Preferred Stock into 100,000 shares of common stock (14,286 shares after giving effect to the reverse stock split),
(ii) to issue another 200,000 shares of Class A Preferred Stock to the former stockholders (which are also convertible into 14,286 post reverse split shares of the Company's common stock) and (iii) gave the former stockholders the ability to (a) seek a summary judgment against the Company for $500,000, without opposition or (b) accept 500,000 shares of Class A Preferred Stock in lieu of a summary judgment. As of December 31, 1997, the Company had $300,000 of acquisition notes outstanding in addition to a loss contingency reserve of approximately $111,000, related to this action.

During 1998, the Company (a) converted 200,000 shares of previously issued preferred stock into 14,286 shares of common stock and (b) issued (i) 14,286 shares of its common stock in conversion of another 200,000 shares of preferred stock and (ii) 500,000 shares of its preferred stock in satisfaction of the arbitration settlement. The fair value of the securities issued pursuant to the Arbitrators' award totaled approximately $83,000 and was charged against previously recorded loss reserves. As a result of the Award, the Company was relieved from the obligations due under the acquisition notes payable to the former stockholders of CCI.

As of December 31, 1998, the Company believed it had complied with all of the provisions and terms contained in the Arbitrator's award. Subsequent to December 31, 1998, the former shareholders of CCI filed an action to seek the summary judgement in lieu of the shares of preferred stock issued to them and to set aside the Company's compliance with the terms of the Award. As a result of this uncertainty, the Company relieved the obligations due under the acquisition notes payable to the former stockholders of CCI from its consolidated balance sheet as of December 31, 1998 and increased its accrual for claims, assessments and other liabilities by $300,000 (see Note 14).

In October 1999, the Circuit Court of Pinellas County, Florida, Case No. 99-3990-CI-20, ruled in favor of the former shareholders of CCI and granted a summary judgement in favor of the former stockholders of CCI in the amount of $500,000. In the post merger financial statements of Hitsgalore.com, Inc., the difference between the amounts that were previously accrued for this action and the amount of the summary judgement will be treated as an adjustment to retained earnings and additional paid in capital.

The consolidated operating results of the Company for all years presented segregate, as discontinued operations, the results of operations of the Company's discontinued telecommunications businesses. The assets and liabilities of the telecommunications segment, included in the accompanying consolidated balance sheets as of December 31, 1998, 1997 and 1996, are summarized as follows:

                                             1998       1997       1996
                                           -------    -------   ---------
      Current assets                     $    --    $     539  $  332,856
      Total assets                            --          539     660,094
      Current liabilities                  422,526    494,133   1,186,206
      Total liabilities                    422,526    494,133   1,378,026

The   revenues,    costs   and   expenses   of   the   Company's    discontinued
telecommunications businesses for years ended December 31, 1998, 1997 and 1996, are summarized as follows:

                                        1998        1997         1996
                                      --------    --------    ----------
Net revenues                        $     --     $ 405,617   $ 2,177,858
Cost of revenues                          --         --        1,320,256
Selling and administrative expenses      1,308     449,925     2,304,059
Impairment and other losses               --         --          494,901
Depreciation and amortization             --        47,460       291,291
Interest income                           --         --             (971)
Interest expense                          --        32,393        38,713
Other income (expense), net            398,551     755,913           832
Income (loss) from operations of
 discontinued businesses, before
 income taxes                          397,243     631,752    (2,271,223)

Other income (expense), net of discontinued businesses for the years ended December 31, 1998 and 1997 includes income of approximately $398,521 from the partial recovery of the ITD note and net proceeds of approximately $750,000 from the settlement of an arbitration award, respectively (see Note 5).

NOTE 5  OTHER GAINS AND IMPAIRMENT AND OTHER LOSSES

In March 1998, the Company, TNI, ITD and certain former employees of the Company (the "Employees") entered into an agreement (the "Agreement") which provided for the transfer to the Employees of certain of the TNI assets sold to ITD by the Company in January 1997 (see Note 4). In connection with the transfer of these assets, the Company canceled the ITD Note. In exchange for cancellation of the ITD Note, the Company received 70,974 shares of its common stock (after giving effect to the one share for each seven shares reverse stock split declared effective as of March 18, 1999) beneficially owned by the Employees, waivers by the Employees of accrued and unpaid compensation due to them and cancellation of their employment agreements with the Company. Included in income (loss) from operations of discontinued telecommunications businesses for the year ended December 31, 1998 is income of approximately $398,521 from the cancellation and partial recovery of the ITD Note (see Note 4).

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

In connection with the Company's acquisition of NSC in October 1995, the Company recorded $2,000,000 of common stock which was to be issued to the founders and management of NSC. The dollar amount of the common stock to be issued was reflected as common stock to be issued in the Company's consolidated balance sheet as of December 31, 1996. In January 1997, the founders and management of NSC (the "Retiring Management") resigned in a negotiated agreement between the Company and Retiring Management. The material features of the agreement included the waiver by Retiring Management of (a) all accrued and unpaid bonuses ($695,214) and (b) the $2,000,000 of common stock which was to be issued to Retiring Management pursuant to the NSC acquisition agreement. In exchange, the Company granted Retiring Management a license agreement for the exclusive use of NSC's healthcare management software and technology, subject to certain limitations. As a result of this agreement, the Company removed the common stock to be issued and accrued and unpaid bonuses from its consolidated balance sheet and recognized a gain, in 1997 from the sale of the license agreement totaling approximately $2,695,214.

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

                                                  Year Ended December 31,
                                             ----------------------------------
                                               1998        1997         1996
                                             --------    ---------   ----------
Impairment and other losses included
 in loss from continuing operations:
  Write-off of capital lease and related
    assets                                 $     --    $  768,545  $    --
  Provisions for lease termination
   liabilities                                151,500     227,860       --
  Write-off of deferred compensation
   assets                                        --       625,728       --
  Write-down of other assets                   23,136      67,345       --
  Accrual of Timboon settlement liability        --       162,053       --
  Write-off of intangibles and goodwill          --          --     14,233,953
  Other accruals and adjustments             ( 90,360)     47,422       --
                                             --------   ---------   ----------
                                               84,276   1,898,953   14,233,953
                                             --------   ---------   ----------
Impairment and other losses included
 in loss from discontinued operations:
  Write off of intangibles and goodwill          --          --        194,901
  Write off of Investment in CCI                 --          --        300,000
                                             --------   ---------   ----------
                                                 --          --        494,901
                                             --------   ---------   ----------
                                           $   84,276  $1,898,953  $14,728,854
                                             ========   =========   ==========

For descriptions of the write off of intangibles and goodwill, the accrual of the Timboon settlement liability and the write off of deferred compensation assets, see Notes 2, 7 and 13, respectively.

Prior to the rescission of the ATI acquisition agreement (see Note 4), the Company obtained and guaranteed an equipment lease financing facility for ATI's use. The lessor subsequently terminated the financing facility, took possession of the equipment under lease and initiated an action against the Company to enforce the provisions of the guaranty agreement. In 1998, the Company recorded a loss provision of $151,500 pursuant to the guaranty agreement (see Note 14). This loss provision was partially offset by adjustments to previously accrued loss reserves. In March 1999, the Company settled its obligations under the guarantee agreement, and other lease defaults with the same lessor in the amount of approximately $41,000, by the payment of $28,600, in cash. In the post merger financial statements of Hitsgalore.com, Inc., the difference between amounts accrued and the amount paid in settlement of this obligation will be treated as an adjustment to retained earnings and additional paid in capital.

In 1997, the Company removed, from its consolidated balance sheet, the capital lease and other assets related to equipment under lease from Boston Financial & Equity Corporation ("BFC") due to BFC having taken possession of certain computer equipment leased by NSC from BFC and the initiation by BFC of an action filed in the State of Texas against the Company seeking approximately $500,000, due under the lease agreement. The removal of the capital lease and other assets related to equipment under lease resulted in a loss of $768,545. The Company also recorded a loss contingency of approximately $500,000 and removed the related capital lease obligation from the Company's consolidated balance sheet, which resulted in an additional loss provision for lease termination liabilities of approximately $122,986. Subsequent to December 31, 1998, the Company settled its obligation to BFC for $125,000 in cash. In the post merger financial statements of Hitsgalore.com, Inc., the difference between amounts accrued and the amount paid in settlement of this obligation will be treated as an adjustment to retained earnings and additional paid in capital.

NOTE 6  FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                  DECEMBER 31,
                                         -------------------------------
                                          1998        1997        1996
                                         -------     -------   ---------
Furniture and equipment                 $ 75,162    $130,162  $  917,869
Equipment under capital lease               --          --       880,163
Leasehold improvements                      --          --        14,835
                                         -------     -------   ---------
                                          74,162     130,162   1,812,867
Less: accumulated depreciation          ( 46,035)    (56,774)   (587,598)
                                         -------     -------   ---------
Net furniture and equipment             $ 29,127    $ 73,388  $1,225,269
                                         =======     =======   =========

Depreciation expense was $23,647,  $174,545 and $327,897 in 1998, 1997 and 1996,
respectively.

In 1997, the Company removed, from its consolidated balance sheet, capital lease assets with a net carrying amount of $579,681 related to equipment under lease from BFC. See Notes 5 and 14.

Included in furniture and equipment, net, as of December 31, 1996 is $327,237, applicable to discontinued telecommunications businesses.

NOTE 7  NOTES AND DEBENTURES PAYABLE

Notes and debentures payable consist of the following:

                                  DECEMBER 31,
                                            -----------------------------------
                                               1998        1997         1996
                                            ---------   ---------     ---------
4% Cumulative convertible debentures
 due October 1, 1998                       $  791,664  $1,200,000  $      --
10% Cumulative convertible debentures
 due on November 26, 1997                     170,000     170,000       200,000
10% Cumulative convertible debentures
 due on November 21, 1997                        --          --         300,000
Notes payable to former shareholders of
 NSC in equal monthly installments of
 $20,000, non-interest bearing                150,000     150,000       150,000
Acquisition notes payable to the former
 stockholders of CCI                             --       300,000       300,000
6% Acquisition notes payable to former
 stockholders of ATI, secured by the
 stock of ATI                                    --          --         250,000
18% Cumulative Convertible Debenture
 Note due January 15, 1999                     80,000      80,000          --
10% cummulative convertible debenture note
 due on June 7, 1999                           50,000        --            --
12% Convertible Promissory Note
 due March 28, 1997, in default                30,000      30,000          --
10% Cumulative Convertible Debenture
 Note due September 1998                       30,000      30,000          --
10% Cumulative convertible debentures
 due on various dates through
 November 1997                                   --     1,195,000     1,279,000
10% Convertible debentures payable to
 former shareholders of TNI                      --       450,000       450,000
12% Cumulative Convertible Debenture
 Notes due on various dates through
 November 1998                                   --        50,000          --
8%-10% Notes payable to stockholders             --          --         162,741
Promissory note in default                       --          --         200,000
10.75% demand note payable, secured
 by certain accounts receivable                  --          --         100,000
5% Note to former stockholder of CCI, due
 on demand, secured by certain equipment         --          --          75,000
Other                                           9,700       6,700        14,017
                                            ---------   ---------     ---------
                                            1,311,364   3,661,700     3,480,758
Less: current portion                      (1,311,364) (3,661,700)   (3,480,758)
                                            ---------   ---------     ---------
Long-term portion                         $     --     $     --    $      --
                                            =========   =========     ========


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

As of December 31, 1997, the Company had converted $120,000 of the 4% Debentures into 36,623 shares of the Company's common stock, as adjusted for the reverse stock split. On June 6, 1997, as a result of the Company's refusal to convert additional debentures, Timboon, as Plaintiff, filed an action in the United District Court, Southern District of New York, against the Company, as Defendant, seeking the delivery of 23,348 shares of common stock, as adjusted for the reverse stock split, in conversion of $150,000 of 4% Debentures and the payment of $970,000, plus damages. The Company filed a counterclaim against Timboon alleging that Timboon breached the representations and covenants it made in the Off-Shore Securities Subscription Agreement. These representations and covenants related to, among other things, Timboon's investment intent in acquiring the Company's securities, its possible "shorting" of the Company's common stock in contemplation of conversion and manipulative market activity with the intent to artificially depress the market price of the Company's common stock.

Effective March 2, 1998, the Company and Timboon entered into a Settlement Agreement and Release (the "Settlement Agreement"), in settlement of all claims brought against each other in connection with the 4% Debentures. The Settlement Agreement provided for a cash payment of $1,200,000 in full satisfaction of the outstanding debt to Timboon or the issuance of such number of shares of the Company's common stock as could be sold by Timboon with net proceeds of $1,200,000. In connection with the Settlement Agreement, the Company increased the principal balance of the 4% Debentures to equal $1,200,000 and recognized a charge to income of approximately $162,053.

As of December 31, 1998, the Company had issued and Timboon had sold an aggregate of 714,286 shares of common stock, as adjusted for the reverse stock split. Timboon realized net proceeds of approximately $408,336 from the sale of the shares. The Company treated an equal amount of the 4% Debentures as converted, leaving debentures outstanding of approximately $791,664 as of December 31, 1998. These debentures were to be settled in cash or by the issuance of additional shares of the Company's common stock. In March 1999, the Company issued 142,857 shares of its common stock (after giving effect to the reverse split in the Company's common stock) in conversion of $200,000 in principal amount of such outstanding debentures, leaving debentures outstanding of approximately $591,664 after such conversion. In April 1999, the Company issued an additional 145,000 shares of its common stock (after giving effect to the reverse split in the Company's common stock) in full satisfaction of all outstanding debenture indebtedness owed to Timboon.

On November 21, 1996 and November 26, 1996, the Company privately placed, in reliance upon exemptions under Regulation S of the Securities Act of 1933, $300,000 and $200,000, respectively, of 10% one-year cumulative convertible debentures. These debentures were convertible into shares of the Company's common stock at any time after 45 days from the date of their issuance and prior to their scheduled one-year maturity dates. The conversion price of these debentures, plus accrued and unpaid interest, was equal to the lesser of (a) 70% of the average closing bid price of the Company's common stock for the five days preceding the conversion date or (b) 80% of the average closing bid price of the Company's common stock for the five days prior to issuance of the debentures. In connection with the issuance of these debentures, the Company incurred placement fees and other costs of approximately $50,000 and received net proceeds of approximately $450,000. As of December 31, 1998 and 1997, the Company had converted $330,000 of these debentures into 17,429 shares of the Company's common stock (after giving effect to the reverse stock split in the Company's common stock) leaving debentures outstanding of approximately $170,000. In April 1999, the Company issued 27,500 shares of its common stock (after giving effect to the reverse split in the Company's common stock) in full satisfaction of all of this outstanding debenture indebtedness.

The notes payable to the former shareholders of NSC, due in equal monthly installments of $20,000, are in default. No payments on these notes have been made by NSC since April 1996. NSC is accruing interest on these notes at 18% per annum, the default rate of interest as called for by the notes.

The acquisition notes payable to the former stockholders of CCI were treated as extinguished in 1998 as a result of the arbitration proceeding brought against the Company by the former stockholders of CCI (see Notes 4 and 14).

The 6% acquisition notes payable to the former shareholders of ATI were originally due within 90 days of the date of acquisition of ATI. These notes were subsequently modified to delay their due date to the date of a public offering of the Company's common stock or upon placement of a bridge financing facility to refinance the debt. These notes were also extended from time to time. In consideration of these extensions, the Company issued 140,000 shares of its Class B preferred stock and 23,810 stock purchase warrants exercisable at $10.50 per share (after giving effect to the reverse stock split) to the note holders. The 140,000 shares of Class B preferred stock were converted into 7,273 shares of the Company's common stock (after giving effect to the reverse stock split) in September 1996. The acquisition notes payable, the stock purchase warrants and 97,773 shares of the Company's common stock issued to the former shareholders of ATI in connection with the acquisition and as consideration for extension of indebtedness are to be returned to the Company in connection with the May 1997 rescission of the ATI acquisition agreement (see Note 4).

The $80,000 18% Cumulative Convertible Debenture Note due January 15, 1999 was convertible into the Company's common stock, at the election of the holder, at a conversion price of $17.50 per share (after giving effect to the reverse stock split). The loan was guaranteed by the Company's Chairman of the Board and was collateralized by 71,429 shares of the Company's common stock (after giving effect to the reverse stock split), which was held in escrow pursuant to an escrow agreement. On January 25, 1999, the Company received a demand for repayment of this loan and on February 23, 1999, the lender took possession of the escrowed shares in full payment of the note.

The $50,000 10% cumulative convertible debenture note due on June 7, 1999 was convertible into 750,000 shares of the Company's common stock and 750,000 common stock purchase warrants, at the election of the holder. The 750,000 stock purchase warrants issuable upon conversion of the debenture note were exercisable at prices ranging from $0.875 to $1.40 per share, as adjusted for the reverse stock split, and had expiration dates of two years after their date of issue. This note was paid, in cash, in 1999.

The $30,000 12% Convertible Promissory Note due March 28, 1997 was converted into 58,309 shares of the Company's common stock (after giving effect to the reverse stock split) in March 1999. Such conversion was made on terms more favorable than those contained in the original note agreement for purposes of inducing conversion. In connection with the conversion of this note, the Company recorded debt conversion expense of approximately $46,938 for the cost of the inducement offer.

The $30,000 10% Convertible Debenture Note due September 1998 was converted into 50,000 shares of the Company's common stock (after giving effect to the reverse stock split) in March 1999. Such conversion was made on terms more favorable than those contained in the original note agreement for purposes of inducing conversion. In connection with the conversion of this note, the Company recorded debt conversion expense of approximately $46,836 for the cost of the inducement offer.

During 1996, the Company privately placed with Nidan Corporation, in reliance upon exemptions under Regulation D of the Securities Act of 1933, a series of one-year 10% cumulative convertible debentures in the aggregate principal amount of $1,279,000 (the "Nidan Debentures"). The Nidan Debentures were convertible into shares of the Company's common stock on various dates through November 1997 or on the effective date of a registration statement under the Securities Act of 1933, if earlier. The number of shares of common stock issuable upon conversion of these debentures, in either case, was generally to be determined by dividing the principal amount of the debentures, plus accrued and unpaid interest, by the lesser of (a) the fixed conversion prices set forth in the debentures, which ranged from $10.50 to $35.00 per share, as adjusted for the reverse stock split, or (b) a conversion price equal to 50% of the average closing bid and ask prices of the Company's common stock at the close of trading on the next day following the maturity date as set forth in the respective debenture. As of December 31, 1997, the Company had converted $84,000 of these debentures, leaving a principal balance of $1,195,000.

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

In 1998, the Company issued 748,990 shares of its common stock (after giving effect to the reverse stock split) upon conversion of the $845,000 in principal amount of Nidan Debentures transferred to residents of the State of Michigan, according to the original conversion feature contained in the respective debenture note. The Company also issued, effective as of June 30,1998, 357,143 shares of its common stock (after giving effect to the reverse stock split) and 285,714 common stock purchase warrants, as adjusted for the reverse stock split, upon conversion of all remaining Nidan Debentures pursuant to a settlement agreement. The fair value of the securities issued upon conversion of the remaining debenture notes approximated the carrying value of the debt converted and no gain or loss was recognized. The warrants issued have an expiration date of June 29, 2000 and are exercisable at prices ranging from $1.40 to $1.70 per share.

The $450,000 10% convertible debentures payable to the former shareholders of TNI that were outstanding as of December 31, 1997 were extinquished, effective as of March 31, 1998 pursuant to a redemption offer made to the holders of the notes. Pursuant to the redemption offer, the Company issued an aggregate of 127,611 shares of its common stock (after giving effect to the reverse stock split) and 64,286 stock purchase warrants, as adjusted for the reverse stock split. Of the stock purchase warrants issued, 32,143 warrants, exercisable at $10.50 per share, expire in March 2000 and 32,143 warrants, exercisable at $1.40 per share, expire in March 2003. The carrying amount of the debt extinquished exceeded the fair value of the common stock and warrants issued in exchange for the debt by $292,228. This excess is classified as an extraordinary gain in the accompanying consolidated statement of operations for the year ended December 31, 1998.

The $50,000 12% Cumulative Debenture Notes outstanding as of December 31, 1997 consisted of two notes in the principal amount of $25,000, each. These notes were due in October and November 1998, respectively, and were converted into 71,547 shares of the Company's common stock (after giving effect to the reverse stock split) and 71,429 common stock purchase warrants exercisable at $0.70 per share, as adjusted for the reverse stock split. The warrants issued upon conversion of these notes expire in the year 2000.

As of December 31, 1996, the Company had $162,741 of 8-10% notes payable to stockholders due on various dates through December 1997. These notes were generally due one year after the date of their issuance and provided the holder with the right to convert the principal amount of the note, plus accrued and unpaid interest, into shares of the Company's common stock at predetermined conversion prices at any time prior to maturity. During 1997, these stockholders loaned the Company an additional $91,443, the Company made payments of $84,484 and $168,000 of such notes, plus accrued interest, were converted into shares of the Company's common stock at a negotiated conversion prices ranging from $6.30 to $7.00 per share, as adjusted for the reverse stock split.

The $200,000 promissory note in default and the 10.75% demand note payable in the amount of $100,000 that were outstanding as of December 31, 1996 were paid in December 1997 from the proceeds of the Settlement Agreement with GECCS and News (see Note 5).

The 5% note payable to a former shareholder of CCI in the amount of $75,000 at December 31, 1996 was relieved, in full, as a result of the rescission in May 1997 of the ATI acquisition (see Note 4).

Except for the guaranty and security agreements described above, all of the notes and debentures outstanding as of December 31, 1998 are unsecured obligations of the Company and its subsidiaries.


NOTE 8  BORROWINGS UNDER LINES OF CREDIT

As of December 31, 1998 and 1997, the Company had no used or unused lines of credit. As of December 31, 1996, the Company, through two of its subsidiaries, had $182,651 outstanding under lines of credit. Such lines of credit were fully utilized at December 31, 1996.


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

                                                        December 31,
                                            ---------------------------------
                                               1998        1997       1996
                                            ---------   ---------   ---------
Deferred tax assets:
Net operating loss carryforwards           $3,427,000  $4,034,296  $4,113,122
Allowance for doubtful accounts                 --        190,000      10,668
Accrued compensation and liabilities under
 employment agreements                        143,000     257,000     777,922
Accrued expenses and other current
 liabilities                                  435,000     250,800        --
                                            ---------   ---------   ---------
Total deferred tax assets                   4,005,000   4,732,096   4,901,712
Less-valuation allowance                   (3,870,000) (4 663 996) (4,125,806)
                                            ---------   ---------   ---------
Net deferred tax assets                       135,000      68,100     776,007
                                            ---------   ---------   ---------
Deferred tax liabilities:
Intangible assets                                --          --       371,029
Deferred compensation                         135,000      68,100     389,401
Other                                            --          --        15,577
                                            ---------   ---------   ---------
Total deferred tax liabilities                135,000      68,100     776,007
                                            ---------   ---------   ---------
Net deferred income taxes                  $    --     $    --     $     --
                                            =========   =========   =========

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

NOTE 11 - STOCKHOLDERS' EQUITY

CLASS A PREFERRED STOCK

The Company's Class A preferred stock is non-voting, has a stated value and liquidation preference of $1.00 per share, is convertible into one-half share of the Company's common stock at the election of the holder at any time prior to a public offering of the Company's common stock and automatically converts into common stock at the time of such public offering. As of December 31, 1998, the Company had 500,000 shares of Class A preferred stock outstanding. These shares were issued during the year to the former stockholders of CCI as a result of an arbitration proceeding brought against the Company by the former stockholders of CCI (see Notes 4 and 14).

CLASS B PREFERRED STOCK

The Company's Class B preferred stock is non-voting, has a stated value and liquidation preference of $1.00 per share, is convertible into shares of the Company's common stock (with such number of shares to be determined as of the date of issuance), based on the stated value divided by the 10-day average closing bid price of the Company's common stock) at the election of the holder at any time prior to a public offering of the Company's common stock and automatically converts into common stock at the time of such public offering. As of December 31, 1997, the Company had 2,953,125 shares of Class B preferred stock outstanding. During 1998, 2,853,125 shares of Class B preferred stock were converted into 100,255 shares of common stock (after giving effect to the reverse stock split). As of December 31, 1998, 100,000 shares of Class B preferred stock were outstanding and are convertible into 5,195 shares of common stock.

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

                                                                  Weighted
                                                   Exercise       Average
                                                   Price Range    Exercise
                                         Shares    per share      Price
                                        ---------  ------------   ---------
Warrants and options
 outstanding at December 31, 1995         240,229  $10.50-$56.00     $19.11
Warrants issued                           260,300  $10.50-$70.00     $28.00
Options issued                            142,857  $42.00            $42.00
                                        ---------
Warrants and options
 outstanding at December 31, 1996         643,386  $10.50-$70.00     $26.46
Warrants issued                           313,972  $ 0.70-$31.50     $ 7.42
Warrants canceled                         (23,810) $10.50            $10.50
Options issued                            202,500  $ 0.70-$10.50     $ 1.54
Options canceled                         (142,857) $42.00            $42.00
                                        ---------
Warrants and options
 outstanding at December 31, 1997         993,191  $ 0.70-$70.00     $13.51
Warrants issued                           582,142  $ 0.35-$10.50     $ 1.33
Warrants expired                         (448,350) $10.50-$70.00     $20.79
Options issued                            636,946  $ 0.70-$ 0.77     $ 0.77
Options exercised                        (636,946) $ 0.70 $ 0.77     $ 0.77
                                        ---------
Warrants and options
 outstanding at December 31, 1998       1,126,983  $ 0.35-$31.50     $2.06
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


                                          1998     1997   1998
                                          ----     ----   ------
Risk-free interest rate                   6.50%    6.50%    6.66%
Dividend yield                             --       --       --
Volatility                                1.96     1.73   0.4077
Expected life (in years)                   N\A     4.50      2.0

The compensation cost of options granted in 1998 as measured under APB 25 and under Statement No. 123 were the same, accordingly, no pro forma information is presented for the year ended 1998. The Company's pro forma net loss and basic and diluted earnings per share data after giving effect to the charges to income that would have been necessary had the Company adopted Statement No. 123 for the years ended December 31, 1997 and 1996 and, after giving effect to the reverse split in the ratio of one share for each seven shares effective as of March 18, 1999, are summarized as follows:

                                                     1997          1996
                                                  ---------     ----------
Loss from continuing operations                 $(3,319,331)  $(19,728,489)
                                                  ---------     ----------
Income from operations of discontinued
 telecommunications businesses                      391,752     (1,508,179)
Gain from disposition of discontinued
 telecommunications businesses                      596,648          --
                                                  ---------     ----------
Net income (loss)                               $(2,330,820)  $(21,236,668)
                                                  =========     ==========

Basic and diluted earnings per share:
 Loss from continuing operations                 $    (2.15)  $      (2.36)
 Income from operations of discontinued
  telecommunications businesses                         .25          (0.18)
 Gain from disposition of discontinued
  telecommunications businesses                         .39           --
                                                  ---------     ----------
      Net loss                                   $    (1.51)  $      (2.54)
                                                  =========     ==========

NOTE 12  LEASES

As of December 31, 1998, the Company leases office space under an operating lease agreement expiring on May 31, 1999. Minimum future rental payments under this lease agreement as of December 31, 1998 total $8,441.

Rental expense under all operating leases was $34,209, $167,354 and $359,474 in 1998, 1997 and 1996, respectively.

As of December 31, 1998, the Company and its subsidiaries have vacated certain leased premises and abandoned certain equipment leased under non cancelable lease agreements and were subject to actions brought by certain lessors for lease payments and other charges due under the leases. As of December 31, 1998, the Company and its subsidiaries have liabilities totaling approximately $841,000 for the estimated obligations due under such lease agreements (see Notes 5 and 14). Certain of these actions were settled in 1999 for approximately $209,600 in cash. Amounts previously accrued for those actions totaled approximately $786,000. In the post merger financial statements of Hitsgalore.com, Inc., the difference between amounts accrued and amounts paid in settlement of these obligations will be treated as an adjustment to retained earnings and additional paid in capital.

NOTE 13 - EMPLOYMENT AGREEMENTS

As of December 31, 1998, 1997 and 1996, the Company had employment agreements with certain of its key employees. These employment agreements provided for, among other things, the payment of compensation over five years from the dates of the respective employment agreements regardless of whether or not the employees remained in the employ of the Company. The present value of future obligations under such agreements as of December 31, 1998, 1997 and 1996 was approximately $376,559, $675,966 and 1,020,913, respectively, and the Company had deferred compensation assets related to these agreements totaling approximately $354,494, $179,568 and $1,002,770, respectively. Deferred compensation assets are reported on the basis that the related employee(s) continue to provide meaningful service to the Company and are reduced in the event the employee(s) cease to provide such service. In 1997, certain employees subject to employment agreements resigned and the Company reduced, as a charge to income, deferred compensation assets by approximately $625,728 (see Note 5).

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

On June 30, 1998, the Company and its former Chief Executive Officer (the "Former CEO") entered into an agreement and mutual release (the "Release"). Pursuant to the Release, the Company agreed to issue 42,857 shares of its common stock (after giving effect to the reverse stock split) and release the Former CEO from any and all claims, demands, contracts, and obligations of any kind whatsoever which the Company had, has or may have against the Former CEO in exchange for a release from the Former CEO of any and all claims, demands, contracts and obligations of any kind whatsoever which the Former CEO had, has or may have against the Company arising out of the employment agreement between the Company and the Former CEO (the "Employment Agreement"). As a result of the Release, the Company removed all liabilities previously accrued by the Company under the Employment Agreement from its consolidated balance sheet and recorded a gain, which is included in other income, of approximately $380,029. Of this amount, approximately $226,029 related to future obligations under the Employment Agreement and approximately $154,000 related to obligations to the Former CEO for past service.

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

Following is a summary of amounts included in the accompanying consolidated balance sheets for outstanding employment agreements as of December 31, 1998, 1997 and 1996:

                                                       1998       1997        1996
                                                    ---------   ---------   ---------
Deferred compensation assets included in:
 Other current assets                              $  138,971  $  126,627  $  355,415
 Deferred compensation (non-current)                  215,523      52,941     647,355
                                                    ---------   ---------    --------
                                                   $  354,494  $  179,568  $1,002,770
                                                    =========   =========   =========


Deferred compensation liabilities included in:
 Accrued expenses and other current liabilities    $  144,942  $  365,172  $  344,652
 Deferred liabilities under employment agreements     231,617     310,794     676,261
                                                    ---------   ---------   ---------
                                                   $  376,659  $  675,966  $1,020,913
                                                    =========   =========   =========


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

In October 1997, Boston Financial Corporation ("BFC") took possession of certain computer equipment leased by NSC from BFC as a result of the default by NSC of payments due under the lease. On December 11, 1997, BFC filed an amended suit in District Court, 45th Judicial District, Bexar County, Texas (Case No. 97CI-14567) against NSC and, as guarantors of the lease agreement, the Company, ATI and TNI. This action sought approximately $500,000 in lease payments and other charges due under the lease agreement. As of December 31, 1998 and 1997, the Company had accrued a loss reserve for this action of approximately $500,000, which is included in liabilities and accruals for claims, assessments and other losses in the accompanying consolidated balance sheets. Subsequent to December 31, 1998, the Company settled all actions brought against the Company and its subsidiaries by BFC for a cash payment of $125,000. In the post merger financial statements of Hitsgalore.com, Inc., the difference between amounts accrued and amounts paid in settlement of this obligation will be reflected as an adjustment to retained earnings and additional paid in capital.

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

Prior to the rescission of the ATI acquisition agreement, the Company obtained and guaranteed an equipment lease financing facility for ATI's use. The financing facility was subsequently terminated by the lessor due to non payment by ATI of payments due under the related lease agreements. In connection with the rescission of the ATI acquisition agreement, ATI issued a promissory note to the Company in the amount of $180,000, payable upon the default by ATI of payments due under the lease financing facility. Payments due to the Company under the promissory note were to be equal to the amount, if any, the Company was required to pay under the lease guaranty agreement. Included in liabilities and accruals for claims, assessments and other losses in the accompanying consolidated balance sheet as of December 31, 1998 is a loss reserve of approximately $151,500 for the estimated liability under the guarantee agreement. Subsequent to December 31, 1998, the Company settled all obligations due to the lessor under the guarantee agreement and approximately $41,000 in other lease termination liabilities to the lessor for a cash payment of approximately $28,600. In the post merger financial statements of Hitsgalore.com, Inc., the difference between amounts accrued and amounts paid in settlement of these obligation will be reflected as an adjustment to retained earnings and additional paid in capital.

The Company is subject to a consent order, executed in December 1996, between the Company and the State of Michigan. The consent order requires the Company to use its best efforts to satisfy the prerequisites of the Security and Exchange Commission and the Michigan Securities Bureau for registering common stock sold to Michigan purchasers for resale by them in the public market. This action is the result of the sale by the Company of its securities in the State of Michigan without an exemption from registration under the Michigan Uniform Securities Act. In the event the Company is unable to effect a registration statement, or such purchasers are unable to resell their shares pursuant to such registration statement, at a higher price than their cost, then the Company is required to use its best efforts to satisfy the prerequisites of the Securities and Exchange Commission and the State of Michigan for making a rescission offer to all such purchasers. Pursuant to the consent order, the Company ceased the unregistered sale of securities in Michigan, was censured and paid costs to the state of $2,500. Upon satisfaction of the consent order, all sanctions are terminated. As of December 31, 1998, the Company estimates its maximum potential exposure as a result of a rescission offer to residents of State of Michigan to be approximately $848,931, including accrued interest of approximately $174,807. The interest amount is included in accrued interest in the accompanying consolidated balance sheet. The number of shares the Company believes is subject to a rescission offer in the State of Michigan, if such an offer were to be made, totals approximately 31,286 shares (after giving effect to the reverse stock split); and, the weighted average purchase price of such shares is approximately $22.75 per share, as adjusted for the reverse stock split. As of December 31, 1998, the Company has not satisfied the requirements of the consent order. Due to the "best efforts" nature of the Company's compliance obligation, the Company believes that its performance of the terms of the consent order is deferred until such time it is able to both financially and functionally comply with the consent order. In 1998 and 1997, the Company accrued interest expense of $53,192 and $52,396, respectively, related to its rescission obligation.

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

On February 3, 1998, the Arbitrators' awarded in favor of the former shareholders of CCI (the "Award"). The Award required the Company (i) to convert 200,000 shares of previously issued Class A Preferred Stock into 14,286 shares of common stock (after giving effect to the reverse stock split), (ii) to issue another 200,000 shares of Class A Preferred Stock to the former stockholders (which are also convertible into 14,286 post reverse split shares of the Company's common stock) and (iii) gave the former stockholders the ability to
(a) seek a summary judgment against the Company for $500,000, without opposition or (b) accept 500,000 shares of Class A Preferred Stock in lieu of a summary judgment. As of December 31, 1997, the Company had $300,000 of acquisition notes outstanding in addition to a loss contingency reserve of approximately $111,000, related to this action.

During 1998, the Company (a) converted 200,000 shares of previously issued preferred stock into 14,286 shares of common stock and (b) issued (i) 14,286 shares of its common stock in conversion of another 200,000 shares of preferred stock and (ii) 500,000 shares of its preferred stock pursuant to the Award. The fair value of the securities issued pursuant to the Award totaled approximately $83,000 and was charged against previously recorded loss reserves. As a result of the Award, the Company was relieved from the obligations due under the acquisition notes payable to the former stockholders of CCI.

As of December 31, 1998, the Company believed it had complied with all of the provisions and terms contained in the Arbitrator's award. Subsequent to December 31, 1998, the former shareholders of CCI filed an action to seek the summary judgement in lieu of the shares of preferred stock issued to them and to set aside the Company's compliance with the terms of the Award. As a result of this uncertainty, the Company relieved the obligations due under the acquisition notes payable to the former stockholders of CCI from its consolidated balance sheet as of December 31, 1998 and increased its accrual for claims, assessments and other liabilities by $300,000. In October 1999, the Circuit Court of Pinellas County, Florida, Case No. 99-3990-CI-20, ruled in favor of the former shareholders of CCI and granted a summary judgement in favor of the former stockholders of CCI in the amount of $500,000. In the post merger financial statements of Hitsgalore.com, Inc., the difference between the amounts that were previously accrued for this action and the amount of the summary judgement will be treated as an adjustment to retained earnings and additional paid in capital.

The Company is also involved in certain other legal and administrative actions incurred in the ordinary course of business, none of which are expected to have a material impact on the Company's future results of operations.


NOTE 15  SEGMENT INFORMATION

In 1997 and 1996, the Company sold or otherwise disposed of substantially all of the assets of its telecommunications businesses. As of December 31, 1998, the Company business activities were in the healthcare cost containment industry, only.

The operations of the Company's telecommunications segment are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. For summary operating results of the Company's discontinued telecommunications businesses, see Note 4.

For the years ended December 31, 1998 and 1997, the Company had no capital expenditures applicable to its discontinued telecommunications businesses. In 1996, capital expenditures applicable to the Company's telecommunications businesses were $12,561.

The  identifiable  assets  of  the  Company's  discontinued   telecommunications
businesses are disclosed in Note 4.

In 1998, the Company and its subsidiaries had one customer that accounted for approximately 100% of the Company's consolidated net revenues from continuing operations and, in 1997, had another customer that accounted for approximately 53% of the Company's consolidated net revenues from continuing operations. In 1996, the Company had one customer that accounted for approximately 47% of consolidated net revenues.

The Company had no inter-segment revenues during the periods presented.


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

Pursuant to the Reorganization and Merger Agreement, Old Hitsgalore.com was merged into the Company on the Effective Date in exchange for the conversion of all of the issued and outstanding stock of Old Hitsgalore.com into 37.675 million shares of the Company's common stock. The Reorganization and Merger Agreement also provided for the issuance of up to an additional 4.0 million shares of the Company's common stock to consultants and professionals rendering services in connection with the reorganization and merger and for acquisition costs and fees, of which 2,000,000 shares were issued. On the Effective Date, the name of the Company was changed to Hitsgalore.com, Inc.

The Reorganization and Merger Agreement also provided that the proceeds, if any, from the exercise of outstanding common stock purchase options and warrants be used to pay the debts, liabilities and obligations of the Company assumed by IHSI pursuant to the Reorganization and Merger Agreement and to provide working capital to the Company.

NOTE 18 - Valuation and Qualifying Accounts

Valuation and qualifying accounts (which are deducted from the assets to which they apply) consist of an allowance for doubtful accounts.

Following is a summary of the allowance for doubtful accounts:

Balance, December 31, 1996                     $ 28,074
 Additions:
  Provision for bad debts charged
    to operations                                46,816
 Deductions:
  Write-offs                                    (70,214)
  Discontinued operations                        (4,676)
                                                 ------
Balance, December 31, 1997                         --
Additions:
  Provision for bad debts charged
    to operations                                34,269
 Deductions:
  Write-offs                                    (34,269)
                                                 ------
Balance, December 31, 1998                    $    --
                                                 ======

The provision for bad debts charged to operations applicable to discontinued operations was $475,711 in 1996.

NOTE 19  RESTATEMENT OF FINANCIAL RESULTS

The Company restated its consolidated financial results for the years ended December 31, 1997 and 1996. The 1996 financial statements were restated to reflect the business, assets and liabilities of CCI. The assets and liabilities of CCI had previously been removed from the Company's balance sheet, effective May 1996, as a result of the Company having abandoned the business of CCI. As of the date the Company abandoned the business of CCI, CCI had ceased operations. Accordingly, the inclusion of the business of CCI in the consolidated financial statements had no effect on the Company's operations or cash flows for periods after May 1996. As a result of the reinstatement of the assets and liabilities of CCI, the Company retroactively recorded, as a charge to income, $300,000 to fully reserve the carrying value of CCI's assets. This had the effect of increasing the Company's loss from continuing operations and net loss for the year ended December 31, 1996, as previously reported, by $114,000 and $300,000, respectively.

The 1997 financial statements were restated to retroactively record the shares of the Company's common stock returned to the Company in connection with the rescission of business acquisitions at fair value (see note 4). The shares of common stock returned to the Company in connection with the rescission of business acquisitions were previously valued and recorded at their original issue prices at the time of the respective business acquisitions. The effect of adjusting the value assigned to the shares of the Company's common stock returned to the Company in connection with the rescission of business acquisitions was to increase the Company's loss from continuing operations and net loss, for the year ended December 31, 1997, as previously reported, by $1,732,264 and $1,533,008, respectively, and increase the gain from disposition of telecommunication businesses, as previously reported, by $199,256. The per share effects were to increase the loss from continuing operations and net loss by $0.16 and $0.14, respectively, and increase the gain from disposition of telecommunications businesses by $0.02.

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



















                         [REMAINDER OF PAGE LEFT BLANK]

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective February 20, 1998, Ernst & Young LLP resigned as independent auditor of the Registrant. The report of Ernst & Young LLP on the Registrant's consolidated financial statements for the year ended December 31, 1996 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. The report of Ernst & Young LLP included an explanatory paragraph expressing substantial doubt about the Registrant's ability to continue as a going concern.

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

On July 26, 1999, the Registrant received written notice from Moore Stephens Lovelace, P.A. that it was withdrawing as auditor of record for Hitsgalore.com, Inc. The notice received from Moore Stephens Lovelace was dated as of July 19, 1999, and mailed on July 21, 1999. The reports of Moore Stephens Lovelace, P.A. on the financial statements of Hitsgalore.com, Inc. (formerly Systems Communications, Inc.) as of December 31, 1998 and for the period from its inception (July 21, 1998) to December 31, 1998 and on the consolidated financial statements of Systems Communications, Inc. (the Registrant's predecessor) for each of the two years in the period ended December 31, 1998 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The reports of Moore Stephens Lovelace, P.A. included an explanatory paragraph expressing substantial doubt about the Registrant's and its predecessor's ability to continue as a going concern.

In connection with the audits of the financial statements of the Registrant and it's predecessor referred to above, and in subsequent interim periods, there were no disagreements with Moore Stephens Lovelace, P.A. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Moore Stephens Lovelace, P.A. would have caused Moore Stephens Lovelace, P.A. to make reference to the matter in their report.

Moore Stephens Lovelace, P.A. stated that its withdrawal as auditor of record for Hitsgalore.com, Inc. was due to changes in management of Hitsgalore.com, Inc. and information which arose regarding new management which led Moore Stephens Lovelace, P.A. to be unwilling to be associated with the financial statements of Hitsgalore.com, Inc. There were no reportable events that were required to be reported pursuant to Items 304(a) (1) (v) of Regulation S-X.

Moore Stephens Lovelace, P.A. has furnished a letter addressed to the Commission stating that it agrees with the statements contained herein. A copy of that letter, dated September 7, 1999 has been filed with the Securities and Exchange Commission.

The withdrawal of Moore Stephens Lovelace, P.A. as the Registrant's auditor of record was not recommended or approved by the Registrant's Board of Directors. The Company authorized Moore Stephens Lovelace, P.A. to respond fully to the inquiries of a successor accountant concerning its withdrawal as the Registrant's auditor of record.

On September 2, 1999, the Company engaged Pender Newkirk & Company, Certified Public Accountants, to audit and report on the financial statements of Hitsgalore.com, Inc. for each of the three years in the period ended December 31, 1998. The Company has not consulted with Pender Newkirk & Company regarding the application of accounting principals and has not received any advice from Pender Newkirk & Company regarding any accounting, auditing or financial reporting issue or any other matter that was the subject of a disagreement or reportable event.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The names and ages of directors (including the year in which each became a director) and executive officers of the Company as of the date hereof are set forth in the following table:

          Name            Age                Positions              Since
----------------------    ---  --------------------------------   ---------
Dorian Reed (1)           44   Chairman of the Board              March 1999
Steve Bradford            43   President, Principal Executive     March 1999
                               Officer, Secretary and Director
Robert A. Thompson        47   Vice President, Treasurer,         Sept. 1999
                               Chief Financial Officer and
                               Director
Melvyn L. Price, Jr.      43   Director                           April 1999
Phillip Lloyd Kaich       46   Director                           April 1999
Daniel Melvin Grant       45   Director                           April 1999

(1) Dorian Reed was a founding stockholder of Old Hitsgalore.com. Mr. Reed resigned as Chairman of the Board on May 13, 1999 and was reinstated as Chairman of the Board on July 8, 1999 by unanimous consent of the Company's independent, outside Directors.

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

Mr. Dorian Reed is a principal stockholder and Chairman of the Board of Directors. Mr. Reed is also the Company's Director of Technology. In 1994 Mr. Reed was engaged in internet consulting and research, primarily studying internet market trends for not-for-profit entities. The business Mr. Reed was involved in was incorporated in January 1995 as Angel Industries, Inc. Mr. Reed became an employee of Angel Industries until a new business, incorporated in 1995 by the President of Angel Industries, Inc., called Internet Business Broadcasting ("IBB") became his employer. See "Disclosure of Past Investigations Involving Dorian Reed". Prior to Hitsgalore.com, Mr. Reed and Steve Bradford together owned I Wonder Technologies, a now-dormant business that focused on satellite applications for long distance learning and the transmission of voice, data, video and the internet.

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

In early 1998, the Federal Trade Commission ("FTC") filed a lawsuit against Tom Maher, former President of IBB, Audrey Reed, and Mr. Reed for failure to refund money to customers and allegedly misleading investors about the potential return on their investment. In April 1998, Mr. Reed filed an answer to the FTC complaint, pro se, denying all the allegations, and did not receive any subsequent correspondence from the government.

Mr. Reed says he was unaware any case was pending against him until stories appeared in the press and he was served with a default judgment at the Hitsgalore.com office in Rancho Cucamonga, CA on May 11, 1999. The judgement served on Mr. Reed informed him that a federal judge in Baltimore issued an order in April, 1999 for he and his co-defendants to pay $613,110 to 100 customers of IBB.

After being served on May 11, 1999, Mr. Reed immediately and pro-actively contacted the FTC through counsel regarding the matter. As of November 30, 1999, Mr. Reed is actively negotiating with the FTC to reach an amicable settlement of this matter. The FTC has acknowledged that it did in fact receive pleadings in this case in April 1998, from both Audrey and Dorian Reed in response to the FTC Complaint. However, said pleadings sat in an FTC office without having been opened for over a year. Mr. Reed and the FTC are now exchanging information about the facts that gave rise to the lawsuit, so that the FTC can have a more realistic view of what actually happened. Although a mere employee of the subject company, Mr. Reed is stepping forward to get this matter resolved and is not waiting for the FTC to find the management who actually ran the corporation. It is anticipated that a settlement will be reached in the near future.

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

Steve Bradford is the Company's Chief Executive Officer and a Director. For the past 5 years Mr. Bradford has primarily been self-employed, in the telecommunications and internet areas. Prior to being a founding stockholder of Old Hitsgalore.com, Mr. Bradford and Mr. Reed, a principal stockholder of Old Hitsgalore.com and the Company, together owned I Wonder Technologies, a now-dormant business that focused on satellite applications for long distance learning and the transmission of voice, data, video and the internet. From January 1994 to January 1995, Mr.Bradford also was employed by Biomat, Inc., a privately held manufacturer of lawn and garden products during its development stage and assisted it to develop its business plans and other administrative functions. Beginning July 1996, Mr Bradford served for one year as Chief
Operations Officer of OUP, Inc., a closely held direct mail company in Kansas City with annual sales in excess of $10 million. Mr. Bradford was also a director and President of Wamego Real Estate Development, Co., Inc., a Missouri corporation, then owned by Mr. Bradford's wife. After sale of that company to a third party and Mr. Bradford's resignation as President, the company filed for protection under the Bankruptcy Code on September 28, 1995, case number 95-42574, in the Western District of Missouri. The case was converted to a liquidation on October 8, 1996 and is closed. Mr. Bradford holds a BS degree in Business Administration and a JD from the University of Kansas.

Robert A. Thompson was named Vice President, Treasurer, Chief Financial Officer and a Director in September 1999. From February 1996 until June 1998, Mr. Thompson served as the Chief Financial Officer of Systems Communications, Inc. Since June 1998, Mr. Thompson served as an accounting and financial reporting consultant to Systems Communications, Inc. and, since March 1999 to
Hitsgalore.com. From February 1991 to February 1996, Mr. Thompson was Vice President and Treasurer of Anchor Glass Container Corporation, a Fortune 500 manufacturer of glass containers. Mr. Thompson has 12 years of accounting and audit experience with two of the "Big 5" international public accounting firms and since 1986 has held senior financial positions with companies engaged in the banking, retail, printing and publishing industries.

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

Daniel Melvin Grant was elected to serve on the Board of Directors by the standing directors to fill vacancies on April 28, 1999. Since 1991, Mr. Grant has been the proprietor of D. Grant Glass, Crestline, CA., involved in the national sales and installation of glass and other products. Mr. Grant has been involved in numerous prominent construction projects, including the Getty Museum, the LA Coliseum and for Marriott Hotels, Sheraton Hotels and Macys, with as many as 54 skilled craftsman employees under his supervision.

The members of the Company's audit committee include Messrs. Grant, Kaich, Price and a stockholder.

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
the Board (2)(4)


(1) Mr. Steve Bradford became the Chief Executive Officer of the Company as a result of the completion of the Merger and Reorganization Agreement between the Company and Old Hitsgalore.com, which was effective as of March 19, 1999. As a principal stockholder of Old Hitsgalore.com, Mr. Bradford was not compensated. The Company and Mr. Bradford had no arrangements as of December 31, 1998 regarding future compensation for the services of Mr. Bradford, as its Chief Executive Officer.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of September 30, 1999 by each shareholder known by the Company to be a beneficial owner of more than five percent of the Company's common stock, by each of the registrant's named directors and executive officers, and by all directors and executive officers of the registrant as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.


      Name of                             Amount and Nature       Percent
  Beneficial Owner                    of Beneficial Interest(1)  of Class(1)
----------------------                -------------------------  ---------
Dorian Reed                                   28,150,000 (2)          59.9%
Steve Bradford                                 6,100,000 (3)          13.0
+
All Directors and Executive Officers
  as a Group( 4 persons)                       6,130,000 (3)(4)       13.0

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    1. Financial Statements
                                                                      PAGE
                                                                      ----
HITSGALORE.COM, INC., FORMERLY SYSTEMS COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Independent Auditors' Report                                             25

Balance Sheet as of December 31, 1998                                    26

Statement of Operations and Retained Earnings
for the period from inception to December 31, 1998                       27

Statement of Cash Flows for the period from inception
to December 31, 1998                                                     28

Notes to Financial Statements                                            29

Pro Forma Condensed Financial Information                                36

HITSGALORE.COM, INC.(FORMERLY SYSTEMS COMMUNICATIONS, INC.)
AND SUBSIDIARIES

Independent Auditors' Report on the Consolidated Financial
Statements for the years ended December 31, 1998, 1997
and 1996                                                                 39

Consolidated Balance Sheets as of December 31, 1998, 1997
and 1996                                                                 40

Consolidated Statements of Operations for each of the three
years in the period ended December 31, 1998                              42

Consolidated Statements of Changes in Stockholders' Deficit for
each of the three years ended in the period
December 31, 1998                                                        43

Consolidated Statements of Cash Flows for each of the three
years ended in the period December 31, 1998                              45

Notes to Consolidated Financial Statements                               46


(a)    2. Financial Statement Schedules

No financial statement schedules are being filed as a part of this report as such schedules are not applicable, are not required or the related information is included in the consolidated financial statements or notes thereto.

(a)    . Exhibits

     2.1 xx Reorganization and Merger Agreement, dated February 11, 1999, between Systems Communications, Inc. and Hitsgalore.com
     3.i. *  Articles of Incorporation, as amended
     3.ii.*  By-laws, as amended
     4.      Convertible Debentures
     P 1. * Convertible Debenture Note, dated December 5, 1995, between the Company and Telcom United North, Inc.

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

    P 12.*     Joint Venture Agreement Between Universal Network
               Services, Inc. and Telcom (February 13, 1995).
    P 13.* Comstar Acquisition Agreement
    P 14.* Coast Communications Acquisition Agreement
    P 15.* Teaming  Agreement with Health Management  Systems,  Inc.
    P 16.** Authorized sales agent agreement between MCI
               Telecommunications Corporation and Ameristar, dated June 12, 1995 P 17.** Zero Plus-Zero Minus billing and information management agreement between Zero Plus Dialing, Inc. and Ameristar,
               dated May 16, 1996
    P 18.**    Telecommunications Agreement between U.S. Long Distance,
               Inc. and Ameristar
    P 19.**    Tri-Party Agreement among Ameristar, U.S. Long Distance,
               Inc. and Zero Plus Dialing, Inc.
    P 20.**    Telephone Agreement between Ameristar and U.S. Long
               Distance, Inc., dated July 10, 1996
    P 21.** License Agreement between Ameristar and VCA Pictures, dated
               February 13, 1996
    P 22.**  Agreement  between  Ameristar  and  United   International
               Pictures, dated April 1, 1996
    P 23.**    Marketing Agreement, dated October 2, 1995, between
               Ameristar and U.S. Osiris Corporation
    P 24.**    Operator Service Agreement dated April 15, 1995, between
               Opticom and Ameristar
    P 25.** Mitel OSS  Servicing  Agreement,  dated  September  1, 1993 between MasterCorp, Inc. and Ameristar
    P 26.**    Telecommunications Agreement, dated January 15, 1996
               between Long Distance Exchange Corp. and Ameristar
    P 27.** Agreement, dated January 1995, between LDOS Communications,
               Inc. and Ameristar
    P 28.**    Agreement, dated February 28, 1994, between L.D.
               Communications, Inc. and Ameristar
    P 29.** Contract Operator Services  Agreement for Public Pay Phones
               and Letters of Agency, dated January 7, 1992, between Fone America, Inc. and Ameristar
    P 30.** Payphone Aggregator Agreement, dated July 22, 1993, between
               Communication TeleSystems International and Ameristar
    P 31.**    Operator Service Agreements between Capital Network
               System, Inc. and Ameristar
    P 32.**    Agreements between Ameristar Network Exchange, Inc. and
               Ameristar
    P 33.**  Agreement  dated  November 11, 1991 between  Ameristar  and
              Access Telecommunications, Inc.
    P 34.**   Agreement dated September 16, 1991 between Conquest
              Operator Services Corporation and Ameristar
      35.##   Heads of Agreement for change in Management of National  Solutions
              Corporation.
      36.##   Rescission Agreement, dated May 21, 1997 by and between the
              Company, Ameristar Telecommunications, Inc., Mark Woodward
              and Russell Armstrong.
      37.##   Promissory note dated May 21, 1997 between ATI and the Company.
      38.##   Agreement dated as of June 9,1997 by and among the Company,  Karen
              Wolfe and Eric  Wolfe,  Eric  Wolfe,  on behalf of his infant son,
              Tyler  Wolfe,  and Lori Wolfe,  wife of Eric  Wolfe,  on behalf of herself and her infant son Tyler Wolfe.
      39.##  Cooperative  Marketing  and  Option  Agreement  dated  June 9, 1997 between HMT and the Company.
      40.##  Purchase and Sale Agreement between TNI and International
             TeleData Corporation dated January 31, 1997.
      41.##  Form of Convertible Debenture in the amount of $500,000 between International TeleData Corporation and TNI.
      42.##   Memorandum  dated June 16, 1997 from the  Department of the
              Army  regarding  renewal of the  Cooperative  Research  and
              Development   Agreement   between   the   Company  and  the
              Department of the Army.
      43.###  Agreement to Exchange  Stock,  dated  November 14, 1997, by and between Grant Kolb and Patrick  Loeprich (as "Sellers")
              and the Company
      44.x    Letter of Intent,  Subscription  for Stock dated  April 15,  1999, between Hitsgalore.com, Inc and The Life Foundation Trust.
      45.x    Subscription Agreement and Investment Representations dated
              April 15, 1999 between Hitsgalore.com, Inc. and The Life
              Foundation Trust.
      46.x    Purchase  Agreement  dated March 29, 1999 between  Hitsgalore.com,
              Inc. and Solvere, Inc.
   16.1.+     Letter re change in certifying accountants
   16.2       Letter re change in certifying accountants
   17.1.##    Resignation Letter of Stephen Williams.
   17.2.##    Resignation Letter of David J. Olivet
P  21 *       List of Subsidiaries of Registrant
   27.13 x    Financial Data Schedule (Year ended December 31, 1998)
   99.        Additional Exhibits
      1.***   Arbitration award in the matter of the Arbitration between
              Telcom Network, Inc. and GE Capital Communication Services
              ("GECCS") and New Enterprise Wholesale Services, Ltd. (News")

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

xxx Incorporated by reference to the Company's Current Report on Form 8-K as filed on July 27, 1999.

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

The Company filed a Form 8-K on July 27, 1999. The event reported was the withdrawal of Moore Stephens Lovelace, P.A. as the auditor of record for Hitsgalore.com, Inc.

The Company filed a Form 8-K\A on September 9, 1999. The events reported included additional disclosure about the withdrawal of Moore Stephens Lovelace, P.A. as the auditor of record and the engagement of Pender Newkirk & Company as the Company's auditors. Pender Newkirk & Company was engaged on September 2, 1999, to audit and report on the financial statements of the for each of the three years in the period ended December 31, 1998.


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

HITSGALORE.COM, INC.                  Date: December 1, 1999



/s/ Dorian Reed
---------------------------------
Chairman of the Board


/s/ Steve Bradford
---------------------------------
Steve Bradford
Principal Executive Officer,
Secretary and Director

/s/ Robert A. Thompson
---------------------------------
Vice President, Principal Accounting
Officer and Director

/s/ Melvyn L. Price
---------------------------------
Melvin L. Price
Director

/s/ Phillip Lloyd Haich
---------------------------------
Phillip Lloyd Haich
Director


/s/ Daniel Melvin Grant
---------------------------------
Daniel Melvin Grant
Director