Form 10-Q
period 1999-09-30
HITSGALORE COM INC
filed 2000-01-12
CIK 949857

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

Number of shares outstanding of the issuer's Common Stock, par value .001 per share, as of September 30, 1999 - 49,984,675 shares.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              HITSGALORE.COM, INC.
                                 BALANCE SHEETS

                                                 September 30,      December 31,
                                                     1999               1998
                                                  ----------           ------
                                                  (UNAUDITED)
            ASSETS

Current
assets:
 Cash                                            $    90,771         $  1,013
 Accounts and notes receivable trade, less
  allowances for returns and uncollectable
  accounts of $76,494 in 1999                      4,094,077              --
 Accounts receivable from officers and employees      22,500              --
 Other current assets                                  2,355              971
                                                  ----------           ------
Total current assets                               4,209,703            1,984
Property and equipment, net of accumulated
 depreciation of $53,794 and $1,883                  308,852           29,750
Intangible assets, net of accumulated
 amortization of $77,617 in 1999                     388,083
                                                  ----------           ------
Total assets                                     $ 4,906,638         $ 31,734
                                                  ==========           ======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current portion of notes payable                $    13,892         $   --
 Borrowings from affiliated company                     --             22,699
 Accounts payable                                    103,943             --
 Accrued expenses and other current liabilities      167,181            7,776
 Income taxes payable                                920,647              252
 Merger liabilities assumed                        1,174,625             --
                                                  ----------           ------
Total current liabilities                          2,380,288           30,727
                                                  ----------           ------
Long-term portion of notes payable                     8,648             --
                                                  ----------           ------
Total liabilities                                  2,388,936           30,727
                                                  ----------           ------
Commitments and contingencies

Stockholders' equity:
 Class A convertible preferred stock, stated
  value and liquidation  preference - $1.00 per
  share; authorized 5,000,000 shares, issued and
  outstanding 500,000 shares                          55,000             --
 Class B convertible preferred stock, stated
  value and liquidation preference - $1.00 per
  share; authorized 10,000,000 shares, issued and
  outstanding 100,000 shares                          54,764             --
 Common stock, $.001 par value; authorized
  50,000,000 shares, issued and outstanding
  49,984,675 shares in 1999 and 15,000 shares (no
  par value) in 1998                                  49,985             --
 Common stock, $.001 par value, 2,071,429 shares
  to be issued in 1999                                52,000             --
 Additional paid in capital                       12,016,574             --
 Stock subscription receivable                   (10,000,000)
 Retained earnings                                   289,379            1,007
                                                  ----------           ------
Total stockholders' equity                         2,517,702            1,007
                                                  ----------           ------
Total liabilities and stockholders' equity       $ 4,906,638         $ 31,734
                                                  ==========           ======


See Notes to Financial Statements

                              HITSGALORE.COM, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS





                                                  Period from
                                                   Inception
                                 Nine Months    (July 21, 1998)   Three Months
                                    Ended             to             Ended
                                 September 30,   September 30,    September 30,
                                     1999            1998             1999
                                  ---------       ---------        ---------

Gross revenues                  $ 4,894,971     $     2,719      $ 2,995,687
Allowances for returns
 and refunds                       (261,324)           --            (48,509)
                                  ---------       ---------        ---------
Net revenues                      4,633,647           2,719        2,947,178
                                  ---------       ---------        ---------
Costs and expenses:
 Selling, general and
  administrative expenses         2,083,258             612          880,783
 Depreciation and amortization      129,527             --            65,928
                                  ---------       ---------        ---------
Total costs and expenses          2,212,785             612          946,711
                                  ---------       ---------        ---------
Income from operations            2,420,862           2,107        2,000,467
Interest income                       3,070             --               655
Interest expense                       (890)            --              (510)
                                  ---------       ---------        ---------
Income before income taxes        2,423,042           2,107        2,000,612
Provision for income taxes          920,396             801          762,896
                                  ---------       ---------        ---------
Net income                      $ 1,502,646     $     1,306      $ 1,237,716
                                  =========       =========        =========

Basic earnings per share        $      0.07     $      0.09      $      0.02
                                  =========       =========        =========
Diluted earnings per share      $      0.07     $      0.09      $      0.02
                                  =========       =========        =========


See Notes to Financial Statements

                              HITSGALORE.COM, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
               AND THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 1998



                                                      1999        1998
                                                   ---------     ------

Net cash (used in) provided by
operating activities                           $  (1,210,466)  $  2,107
                                                   ---------     ------
Cash flows from investing activities:
 Expenditures for furniture and equipment           (334,646)   (20,972)
 Expenditures for intangible assets                  (98,500)      --
                                                   ---------     ------
Net cash used in investing activities               (433,146)   (20,972)
                                                   ---------     ------
Cash flows from financing activities:
 Proceeds from issuance of common stock
  and from exercise of options and warrants        2,153,326       --
 Proceeds from common stock to be issued              49,900       --
 Payments on merger liabilities assumed             (426,728)      --
 Payment of borrowings from affiliated company       (22,669)    13,769
 Borrowings from officers and stockholders, net      (20,000)    10,000
 Payments on notes payable                              (459)      --
                                                   ---------     ------
Net cash provided by financing activities          1,733,370     23,769
                                                   ---------     ------
Net increase in cash                                  89,758      4,904
Cash at beginning of the period                        1,013       --
                                                   ---------     ------
Cash at end of the period                         $   90,771   $  4,904
                                                   =========     ======


Supplemental Disclosure of Cash Flow Information and Non-cash Investing and
Financing Activities:

Issuance of common stock upon conversion of
 notes payable                                  $     5,000    $   --
Merger liabilities assumed                        2,358,371        --
Non-cash liquidations of merger liabilities
 assumed                                            676,304        --
Stock subscription receivable                    10,000,000        --
Issuance of common stock in exchange for
 intangible assets                                  367,200        --
Issuance of note payable in exchange for
 equipment                                           28,000        --
Issuance of common stock for services                40,000        --

Cash paid during the period for:
 Interest                                               890        --
 Income taxes                                          --          --


See Notes to Financial Statements

                              HITSGALORE.COM, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


THE REORGANIZATION AND MERGER

On March 19, 1999, the Company (formerly Systems Communications, Inc.) and Hitsgalore.com, a Nevada corporation ("Old Hitsgalore.com"), completed a reorganization and merger (the "Reorganization and Merger Agreement", sometimes referred to herein as the "Reorganization" or "Merger"). Pursuant to the Reorganization and Merger, (a) the Company transferred its then existing business, properties and assets to its wholly-owned subsidiary, International Healthcare Solutions, Inc. ("IHSI"), (b) caused IHSI to assume substantially all of the obligations, debts and liabilities of the Company and, then, (c) Old Hitsgalore.com was merged into the Company and the Company changed its name to Hitsgalore.com, Inc. For accounting purposes, the merger of Old Hitsgalore.com into the Company was treated as a recapitalization, with Old Hitsgalore.com as the acquirer. As a result of the Reorganization and Merger, the historical financial statements and operations of Old Histgalore.com prior to March 19, 1999 became those of the Company. Old Hitsgalore was incorporated on July 21, 1998 and was in the development stage until the fall of 1998 when it launched its website, located at www.hitsgalore.com.

As part of the Reorganization, the Company declared a share consolidation (a reverse split) of its then issued and outstanding common stock. The reverse split reduced each seven shares of common stock outstanding to one share. The reverse split also applied to all outstanding options, warrants, convertible securities and other rights to acquire the Company's common stock. The effect of the reverse split was such that the Company would have approximately 8,000,000 shares of common stock issued and outstanding on the effective date of the Merger, assuming exercise of all such options, warrants and other rights.

In  connection  with the  Merger and  Reorganization,  the  stockholders  of Old
Hitsgalore.com received 37,650,000 shares of common stock in conversion of all of the issued and outstanding shares of common stock (15,000 shares) of Old Hitsgalore.com.

In consideration for the transfer of the Company's previous business, properties and assets to IHSI, the Company received twenty million shares of IHSI, constituting all of the outstanding common stock of IHSI. The Company also declared a dividend in kind, payable in all of the shares of IHSI common stock, to the Company's stockholders of record on April 6, 1999. In furtherance of the dividend, the ISHI common stock was transferred into a constructive trust for the benefit of the Company's stockholders. The IHSI common stock is to be distributed to the Company's stockholders entitled to receive the dividend when a registration statement covering the distribution under the Securities Act of 1933 becomes effective. The Company expects IHSI to file a registration statement promptly but there is no assurance that a registration statement will be filed or, if filed, when it might become effective.

As a result of IHSI's assumption of the obligations, debts and liabilities of the Company that existed as of the date of the Merger, IHSI became jointly and severally liable with the Company for such obligations, debts and liabilities. Until all of such obligations, debts and liabilities are satisfied or the Company is released therefrom, the Company has a security interest in the assets transferred to IHSI. The assets transferred to IHSI consisted primarily of intangibles, the value of which has not been determined.

As of September 30, 1999, the Company has estimated liabilities assumed in connection with the Merger of approximately $1,174,625 outstanding. These liabilities principally consist of unsettled contingencies that are currently being litigated or are in the process of being settled. Liabilities assumed were increased by approximately $484,649, as a charge to retained earnings in the third quarter of 1999 to reflect revised estimates of the settlement and loss amounts upon resolution of liabilities assumed.


SIGNIFICANT ACCOUNTING POLICIES

The unaudited balance sheet as of September 30, 1999, the unaudited statements of operations for the nine months and three months ended September 30, 1999, the unaudited statement of operations for the period from inception (July 21, 1998) to September 30, 1998 and the related unaudited statements of cash flows for the nine months ended September 30, 1999 and for the period from inception to September 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results for the full fiscal year.

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Earnings per Share

The weighted average number of common shares outstanding during the nine months and three months ended September 30, 1999 were approximately 22,455,966 shares and 49,722,354 shares, respectively. The weighted average number of common shares outstanding for the period from inception to September 30, 1998 was 15,000 shares. For purposes of computing diluted earnings per share, the Company has increased shares outstanding to reflect incremental shares issuable upon exercise of options and warrants outstanding during the respective periods using the treasury stock method. Incremental shares included in the computation of diluted earnings per share for the nine months and three months ended September 30, 1999 were approximately 32,708 shares and 70,089 shares, respectively.


UNAUDITED PRO FORMA INFORMATION

The unuadited pro forma results of operations of the Company for the nine months ended September 30, 1999 are the same as those set forth in the accompanying statements of operations except for per share data. The Company's pro forma basic and diluted earnings per share for the nine months ended September 30, 1999 were approximately $0.04 assuming the merger and reorganization occurred on January 1, 1999.


TRANSACTIONS WITH LIFE FOUNDATION TRUST

On April 15, 1999, the Company agreed to issue, in a private placement, 2,000,000 shares of its common stock to Life Foundation Trust ("LFT") in exchange for a subscription receivable in the amount of $10.0 million. The Company also granted LFT the right to reserve Local City Editions ("LCEs") for up to 200 local city areas and 1000 cities within those local areas. The agreement also granted the right to LFT to use the Company's proprietary software, programming, website and content in support of the LCEs for a total purchase price of $10.0 million. The agreement covering the LCEs is unconditional and irrevocable and provides for, among other things, that the Company bring the LCEs reserved by LFT on line over a period of twelve months. The 2,000,000 shares of common stock were issued to LFT on May 5, 1999.

LFT's $10.0 million subscription receivable and its obligation to pay $10.0 million for LCEs is collateralized by the assignment of a collection of postage stamps. A third party holds the collection of postage stamps in safekeeping. Pursuant to the April 15, 1999 agreement between the Company and LFT, LFT has an unconditional and irrevocable obligation to pay the $10.0 million subscription receivable and the amount of LCE receivables recognized by the Company on or before April 15, 2000. As of September 30, 1999, the Company has LCE receivables from LFT totaling approximately $4,050,000 outstanding. The $10.0 million subscription receivable from LFT is shown as a reduction in stockholders' equity in the accompanying September 30, 1999 balance sheet.

During the nine months ended September 30, 1999, LFT accounted for approximately 85% of the Company's gross revenues.

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

PURCHASE OF ASSETS

On April 20, 1999, the Company completed the purchase of all rights, title and interest in the internet-related development assets, equipment and software, owned or under development, by Solvere, Inc. ("Solvere"), a closely held Delaware corporation. The assets acquired included all computer equipment, software and internet technology, including, but not limited to all of Solvere's e-commerce, web-based e-mail, multimedia distribution system and shopping cart technology. The purchase price consisted of $125,000 in cash and a commitment by the Company to issue 100,000 shares of its common stock. The commitment to issue the 100,000 shares of common stock was met during the third quarter of 1999. The common stock issued to Solvere was assigned a value of $367,200. Of the total purchase price, $26,500 was allocated to property and equipment and $465,700 was allocated to intangible assets. The intangible assets acquired are being amortized over three years.

Pursuant to the asset purchase agreement, the Company also entered into agreements with Solvere for the maintenance and future development of the acquired internet software technology. The Company and Solvere also agreed to co-license certain of Solvere's proprietary technology in return for the payment to Solvere of 50% of all marketing costs incurred by Solvere and approved by the Company. The Company was also granted an unrestricted right to use the proprietary technology.

STOCKHOLDERS' EQUITY

On the effective date of the Merger, the Company had approximately 7,301,262 shares of its common stock issued and outstanding. In connection with the Merger, the Company issued a total of approximately 37,650,000 shares of its common stock to the former stockholders of Old Hitsgalore.com. The Company was also obligated to issue 2,000,000 shares of its common stock for merger costs and expenses and up to two million additional shares to consultants and professionals rendering services to the Company in connection with the Merger.

The 2,000,000 shares of common stock for merger costs and expenses were to be issued to Mr. Bruce Baker, a nonaffiliated person. Of the 2,000,000 shares issued for merger costs and expenses, Mr. Baker distributed 1,000,000 shares to the former Chairman of the Board of Systems Communications, Inc. The Company believes the shares held by the former Chairman of the Board are covered by an agreement that prohibits the former Chairman from transferring the shares until such time as the liabilities assumed in the Merger are liquidated.

None of the two million shares available for other consultants and professionals rendering services to the Company in connection with the Merger have been, or will be, issued.

In August 1999, the Company's current Chairman of the Board, and a principal stockholder, agreed to transfer a sufficient number of shares from his own account back to the Company for retirement, which enabled the Company to issue the 2,000,000 shares set aside for merger costs and expenses without exceeding the authorized number of shares. Upon stockholder approval of an increase in the Company's authorized shares, the Company is obligated to issue replacement shares to the Company's Chairman of the Board.

The Company has approximately $1,174,625 of assumed merger liabilities outstanding as of September 30, 1999. Merger liabilities assumed were reduced by approximately $1.2 million during the period from the effective date of the Merger to September 30, 1999.

The components of retained earnings as shown in the accompanying balance sheet as of September 30, 1999 are summarized as follows:

Accumulated earnings                                     $ 1,503,654
Merger liabilities assumed                                (1,174,625)
Par value of shares issued in the merger                     (39,650)
                                                           ---------
                                                         $   289,379
                                                           ---------

As of September 30, 1999, the Company has recorded, as a component of stockholders' equity, an aggregate of 2,071,429 shares of common stock to be issued. Of the aggregate number of shares of common stock to be issued, 2,000,000 are replacement shares that are to be issued to the Company's Chairman of the Board, as described above, and 71,429 shares are to be issued to persons who have tendered their purchase price for shares that are unissued as of September 30, 1999.


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

Pursuant to the Consolidation Order, on or about October 8, 1999, a single consolidated amended class action complaint (the "First Consolidated Amended Class Action Complaint") was filed by the plaintiffs in the consolidated putative class action under Case No. 99-5060R.

The First Consolidated Amended Class Action Complaint asserted claims for violations of the federal securities laws against the Company and Messrs. Bradford and Reed based on alleged misrepresentations and omissions of fact purportedly made in the Company's press releases and certain SEC filings during the period from February 17, 1999 through August 24, 1999 (the "Class Period"). On November 10, 1999, a motion to dismiss the First Consolidated Amended Class Action Complaint was filed on behalf of the Company and Messrs. Bradford and Reed. On December 20, 1999, the United States District Court, Central District of California granted the Company's motion to dismiss the First Consolidated Amended Class Action Complaint.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q and the discussion which follows contain forward looking statements that should be read in conjunction with the Financial Statements and notes thereto, appearing elsewhere herein. These statements include, among others, information regarding future operations and future net cash flows. Such statements reflect the Company's current views with respect to future events and financial performance. These forward looking statements involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, many of which are beyond the Company's control. Since these statements involve risks and uncertainties and are subject to change at any time, the Company's actual results could differ materially from expected results.

As a result of the Merger, the historical financial statements and operations of Old Hitsgalore.com became those of the Company. Old Hitsgalore.com was incorporated on July 21, 1998, began beta operations in August 1998 and launched its website in November 1998. Accordingly, a comparison of the results of operations for the nine months and three months ended September 30, 1999 versus 1998 is not meaningful.

Net revenues-

The Company had gross revenues of approximately $4,894,971 for the nine months ended September 30, 1999. Third quarter revenues totaled approximately $2,995,687 compared to approximately $1,436,200 in the second quarter. an increase of approximately 108 percent from period to period. The increase in third quarter revenues as compared to the second quarter is the result of increased revenues from the LCE agreement with LFT. LFT revenues recognized in the third quarter totaled $2,800,000 as compared to $1,250,000 in the second quarter. Revenues from quarter to quarter also reflect an increase of approximately 5.1% in revenues from sponsorship rights and the Company's bid and rank program.

Returns and allowances-

The Company provides an allowance for returns, refunds and uncollectable accounts based on estimates. Amounts provided are subject to change. For the nine months and three months ended September 30, 1999, the Company provided allowances, as deductions from gross sales, totaling approximately $261,324 and $48,508, respectively.

Selling, general and administrative expenses-

Selling, general and administrative expenses for the nine months ended September 30, 1999 totaled approximately $2,083,258. For the third quarter of 1999, selling, general and administrative expenses totaled approximately $880,783 compared to approximately $1,021,797 in the second quarter. In the second quarter, the Company spent heavily on website and product development technology; expanded its administrative, technical and sales employee base; conducted a national radio advertising campaign; and purchased website advertising banners from other internet companies. In the third quarter of 1999, the Company continued its website and product development activities but eliminated substantially all of the advertising costs that were incurred in the second quarter. Year to date, advertising costs were approximately 9.2% of gross sales; website and product development costs were approximately 5.8% of gross sales and personnel costs were approximately 13.8% of gross sales. Offsetting the effect of reduced advertising costs from quarter to quarter were higher costs for legal and accounting due to ongoing litigation and the re-examination of the financial statements of the Company and its predecessor for the three years ended December 31, 1998.

Depreciation and Amortization-

Depreciation and amortization for the nine months and three months ended September 30, 1999 totaled approximately $129,527 and $65,928, respectively. Depreciation and amortization for the three months ended June 30, 1999 was approximately $59,267. The increase in the 1999 third quarter as compared to the second quarter is the result of a higher investment in property and equipment.

Income Taxes

For the nine months and three months ended September 30, 1999, the provision for income taxes was approximately 38% of pre-tax income. The principal reason for the difference between the Federal income tax rate of 34% and the effective tax rate is the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1999, the Company used approximately $1,210,466 of cash in operations and approximately $433,146 of cash in investing activities. Net cash provided from financing activities for the nine months ended September 30, 1999 totaled approximately $1,733,370.

Cash used in operations principally reflects net earnings of approximately $1,632,173 before depreciation and amortization, offset by changes in operating assets and liabilities. The most significant changes in operating assets and liabilities were an increase in receivables of approximately $4,170,571, as a result of the recognition of LCE revenues under the LFT agreement, and an increase in income taxes payable, which are currently recorded as deferred tax liabilities.

Cash used in investing activities for the nine months ended September 30, 1999 consisted of approximately $334,646 for the purchase of property and equipment and $98,500 for the cash portion of the purchase price of intangible assets acquired from Solvere.

Cash provided from financing activities principally reflects proceeds from the issuance of common stock and from the exercise of options and warrants, offset by cash reductions in merger liabilities assumed. See the accompanying unaudited statements of cash flows.

As of September 30, 1999, the Company does not have any used or unused lines of credit or any other committed and unused financing facilities. The Company has entered into various transactions with LFT for the sale of its common stock and the purchase by LFT of LCEs. The transactions with LFT call for the payment of up to $20.0 million to the Company, subject to certain limitations, on or before April 15, 2000.

Until the Company receives the cash payments from the LFT transactions, the possibility exists that cash flow difficulties could arise. Therefore, the Company has re-opened negotiations with LFT to provide part or full payment in January 2000. The Company plans to make public the results of its negotiations as soon as an agreement in principle is reached. In the mean time, the Company anticipates meeting its cash flow short falls from operations by entering into short-term borrowing or other financing facilities pending receipt of the LFT monies.


YEAR 2000 ISSUES

As of the date hereof, the Company is not aware of any Year 2000 issues involving its internal software or computer systems or those of its customers and suppliers.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

All material pending legal proceedings to which the Registrant is a party and proceedings which have been terminated are described in the notes to financial statements included elsewhere herein and in the Company's Amended Annual Report on Form 10-K (Amendment No. 2) for the year ended December 31, 1998.

Item 5. Other Items

On December 2, 1999, the Company filed Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 1998. Amendment No. 2 reflected the removal of the audit reports of Moore Stephens Lovelace, P.A. and Management's Statements, in lieu of audit reports, for the years ended December 31, 1998, 1997 and 1996. Amendment No. 2 replaced the reports of Moore Stephens Lovelace, P.A. and Management's Statements with the audit reports of Pender Newkirk & Company for the years ended December 31, 1998, 1997 and 1996.

Item 6. Exhibits and Reports on Form 8-K

(a)       Exhibits:

2.1  *   Reorganization and Merger Agreement, dated February 11, 1999, between
         Systems Communications, Inc. and Hitsgalore.com.
10.44.** Letter of Intent,  Subscription for Stock dated April 15, 1999, between
         Hitsgalore.com, Inc and The Life Foundation Trust.
10.45.** Subscription Agreement and Investment Representations dated
         April 15, 1999 between Hitsgalore.com, Inc. and The Life
         Foundation Trust.
10.46.** Purchase Agreement dated March 29, 1999 between Hitsgalore.com,
         Inc. and Solvere, Inc.
16.2 *** Letter Re: Change in certifying accountants
27.****  Financial Data Schedule (Nine Months Ended September 30, 1999).

* Incorporated by reference to the Company's Current Report on Form 8-K as filed on February 16, 1999.
** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
*** Incorporated by reference to the Company's Current Report on Form 8-K as filed on September 9, 1999.
**** Filed herewith.

(b)       Reports on Form 8-K:

The following reports were filed on Form 8-K for the three months ended September 30, 1999 and prior to the filing date hereof:

On September 9, 1999, the Company filed a Form 8-K\A, dated as of July 19, 1999 (the "Amended Form 8-K"). The Amended Form 8-K amended a previous filing that was made on July 27, 1999. The event reported was a Change in the Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HITSGALORE.COM, INC.                  Date:  January 12, 2000


By /s/ Robert A. Thompson
  ----------------------------
Principal Accounting
Officer