Form 10-K
period 1999-12-31
HITSGALORE COM INC
filed 2000-05-31
CIK 949857

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from ______________ to _______________


                        Commission File Number 000-26668


                              HITSGALORE.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        FLORIDA                                         65-0036344
--------------------------------------------------------------------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X _

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant on March 31, 2000, (based on the average of the high and low bid prices of such stock on the over-the-counter securities market) was approximately $27,228,419.

The number of outstanding shares of the registrant's common stock, $.001 par value, as of March 31, 2000 was 48,245,687.

Item 2. BUSINESS.

Corporate History-

Hitsgalore.com, a Nevada corporation ("Old Hitsgalore.com") was organized in July 1998 and on March 19,1999 merged in a reverse merger transaction with Systems Communication, Inc., a Florida corporation, and the name of the surviving corporation was changed to Hitsgalore.com, Inc. (see "The Reorganization" and "The Merger").

General Business History-

The Reorganization-

Immediately prior to the merger with Old Hitsgalore.com, described below (the "Merger"), the Company completed a reorganization. As part of the reorganization, the Company declared a share consolidation (a reverse split) of its then issued and outstanding common stock, options, warrants and other rights to purchase its common stock. The reverse split reduced each seven shares of common stock outstanding to one share. The reverse split also applied to all outstanding options, warrants, convertible securities and other rights to acquire the Company's common stock. The effect of the reverse split was such that the Company would have approximately 8,000,000 shares of common stock issued and outstanding, assuming exercise of all such options, warrants and other rights.

The Company also transferred its then existing business, properties and assets, to International Healthcare Solutions, Inc., a Florida corporation organized by the Company for this purpose ("IHSI"). In consideration for the transfer, the Company received twenty million shares of IHSI, constituting all of the outstanding common stock of IHSI, thus making IHSI a wholly owned subsidiary of the Company. The Company also declared a dividend in kind, payable in all of the shares of IHSI common stock, to the Company's stockholders of record on April 6, 1999. In furtherance of the dividend, the ISHI common stock was transferred into a constructive trust for the benefit of the Company's stockholders. The IHSI common stock is to be distributed to the Company's stockholders entitled to receive the dividend when a registration statement covering the distribution under the Securities Act of 1933 becomes effective. IHSI has ceased all operations and there is no assurance that a registration will be filed.

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

As of the date of the Merger, Systems Communications, Inc. was subject to an Involuntary Petition under Chapter 7 of the U.S. Bankruptcy Code that had been filed in June 1998. The Petition did not include Old Hitsgalore.com and was dismissed on April 20, 1999 by the U.S. Bankruptcy Court.

The Merger-

On March 19, 1999 (the "Effective Date"), the Company and Old Hitsgalore.com, completed the Merger pursuant to the Merger and Reorganization Agreement. In the Merger, Old Hitsgalore.com was merged into the Company, Old Hitsgalore.com's outstanding common stock was converted into 37,675,000 shares of the Company's common stock, and the Company changed its name to Hitsgalore.com, Inc.

For accounting purposes, the Merger of Old Hitsgalore.com has been treated as a recapitalization of Old Hitsgalore.com, with Old Hitsgalore.com as the acquirer. See also "Item 4. Submission of Matters to a Vote of Security Holders - Absence of Stockholder Approval of the Merger".

Acquisition of Internet-related Assets of Solvere, Inc.

On April 20, 1999 the Company completed the purchase of all rights, title and interest in the internet-related assets owned or under development by Solvere, Inc. ("Solvere"), a closely held Delaware corporation. The assets acquired included all computer equipment, software and internet technology, including, but not limited to all of Solvere's e-commerce, web-based e-mail, multimedia distribution system and shopping cart technology. The purchase price consisted of 100,000 shares of its common stock that was assigned a value of $367,200 and $100,000 in cash.

Current Business-

The Company is presently engaged in the business of operating a business-to-business e-commerce exchange matching buyers and sellers of products and services and as a internet, business-to-business search engine and provider of services which the Company describes as Portal Services. The Company strives to provide porn-free search results and does not accept or encourage any porn or adult-content listings on its site.

Old Hitsgalore.com was organized on July 21, 1998, and launched the search engine website at www.hitsgalore.com in 1998. As an internet search engine for business-to business commerce, the Company provides a searchable database to businesses bringing people ("hits") to their websites. The Company launched its e-commerce exchange website at www.HBX2000.com in the first quarter of 2000. The Company's revenues are principally derived from the sale of portal service sponsorships, membership keyword bid and rank rights and fees related to its business-to-business exchange.

Products and Services-

Hitsgalore Business Exchange 2000 ("HBX2000")-

On February 29, 2000 the Company launched its new Hitsgalore Business Exchange 2000 website at www.HBX2000.com. The Company has filed for U.S. patent protection of its business-to-business e-commerce model. The HBX2000 is a B2B Internet exchange whereby a trade organization provides pre-qualified "one none" sales introductions to companies listed with the HBX2000, thus matching buyers and sellers of products and services. The HBX2000 generates revenue from monthly listing fees that companies pay to be listed on the HBX2000 exchange. Fees range from $500 to $15,000 per month.

The Company initiated the HBX2000 Local City Brokers program in April 2000. Under the program, Local City Brokers contact local businesses and introduce them to the HBX2000.com. As an authorized broker for the HBX2000, the Local City Broker will have full access to a "live floor trader" on the HBX2000 who can match both buyers and sellers for the local businesses.

Hitsgalore Portal Services-

The Company's portal services currently include free banners, free lifetime banner placements, free banner generation, free voice banners, free internet voice mail, free E-mail and a music portal.

In order to obtain any of the portal services, the new member registers with Hitsgalore.com and provides certain relevant information, including a description of the business or service provided by the user, and the contact information for the business (location, phone number, email address, etc). This enables the Company to provide quality business leads to its portal services sponsors. As a result of the Company's business model, both the Company and the sponsor achieve value by building a database of potential customers.

Sponsorships. Under the portal services sponsorship program, sponsors acquire the right to "give away" the Company's portal services in exchange for lead generation. The sponsor is required to deposit a minimum of $99.00 with Hitsgalore.com in order to participate in the sponsorship program. The deposit is non-refundable. When a member orders a portal service, the sponsor, selected on a rotation basis from the Hitsgalore.com website, pays for the portal service on the basis of an agreed upon "point" system, charged to the sponsors' account.

The participating sponsor receives an email of the ordering member's relevant business information. When the deposit is fully utilized, the Company bills the sponsor for additional sponsorship fees.

Bid and Rank. Under the Keyword Bid & Rank Program, a provider of products or services can choose where they appear on the search engine results page of a selected "keyword". With the Keyword Bid & Rank program offered by Hitsgalore.com, the website operator can ensure their placement on the results page but pay only for those "click-throughs" that actually visit their site as a result of a search at Hitsgalore.com. The bidding process starts at $0.01 per click-through and each time someone is outbid, they receive email messages notifying them of that fact. Thus, the bidding becomes "real-time". Each keyword sponsor can have an unlimited number of keywords and has the ability to bid on each.

Local City Editions. The Company has links at its website to Local City Editions ("LCEs"). Through the LCEs, Hitsgalore.com is able to localize search results. The LCEs can also contain local content, such as articles and stories about the local market, as well as pertinent links to other local city information such as weather, sports and other media channels. During early 1999 the Company sold LCEs to 37 persons, but ceased selling LCEs as a result of a large sale of LCEs to the Life Foundation Trust ("LFT") in April 1999. LFT defaulted in its obligation to pay for the LCEs produced for it (see "Subsequent Events"). Through March 2000 the Company had developed approximately 1,000 separate LCEs. The Company is in the process of modifying the local city editions to primarily be operated internally and to complement the HBX2000 Local City Brokers program described above, and the Company has offered refunds to all non-LFT buyers of LCEs. It is unknown how many buyers of the LCEs will accept the refund offer, but the Company believes its reserve of $184,664 at 12/31/99 is sufficient to cover all such refunds.

Other Products and Services. The Company is also developing the capability to provide high-quality motivational audio clips from many of the world's most recognizable motivational speakers and authors, allowing users to hear a 2-5 minute motivational clip as a portal service. The Company would also have the right to sell motivational products from one of the world's largest and oldest providers of motivational books and tapes through its website. Offering of these motivational products and services has been delayed due to the need for further technological developments necessary to host the large audio files, and the desire of the Company to re-evaluate and coordinate the product with the Company's business-to-business e-commerce.

Employees-

At 12/31/99 the Company had approximately 20 employees and 5 contract programmers on staff.

ITEM 2.  PROPERTIES.

The Company does not own any properties. All office space is leased and consists of approximately 4,358 square feet in its facilities located in Rancho Cucamonga, CA. The Company believes that its leased facilities are adequate for its current needs and that additional suitable facilities will be available, as required.

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

The Amended Complaint attempted to assert claims for violations of the federal securities laws against the Company and Messrs. Bradford and Reed based on alleged misrepresentations and omissions of fact purportedly made in the Company's press releases and certain SEC filings during the period from February 17, 1999 through August 24, 1999 (the "Class Period"). The Defendants believe the claims to be without merit, have vigorously contested the lawsuit, and successfully moved to dismiss the Amended Complaint, which Complaint was dismissed by the Court on December 20, 1999.

On January 11, 2000, Plaintiffs filed their second consolidated amended class action complaint (the "2nd Amended Complaint"), to which the Defendants again responded with a motion to dismiss.

On February 23, 2000, the Court entered its Order Granting Defendant's Motion to Dismiss With Prejudice, effectively terminating the action before the District Court. The Plaintiff's filed a Notice of Appeal, appealing the Order dismissing the case to the U.S. Court of Appeals for the Ninth Circuit. The appeal is at the early stage, and a decision is not expected until the end of this year or in 2001. It is not possible to predict the likely outcome of the appeal, the outcome of the case if the appeal is granted, or the likelihood or amount of any losses, if any, in the event of an adverse outcome.

On April 20, 1999 the U.S. Bankruptcy Court dismissed an Involuntary Petition under Chapter 7 of the U.S. Bankruptcy Code filed against Systems
Communications, Inc., on June 1, 1998 in the United States Bankruptcy Court for the Middle District of Florida (Case No. 98-09299-8P7). The proceeding did not involve Old Hitsgalore.

The Company was also subject to various other legal and administrative proceedings As of December 31, 1999, the Company had accrued liabilities totaling approximately $1.7 million for loss contingencies related to these proceedings. Amounts provided, as of December 31, 1999, are estimates and, as such, are subject to change upon final resolution. For a more complete discussion of legal proceedings, see Note 15 to the consolidated financial statements included elsewhere herein.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during 1999 or during the first quarter of 2000.

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

Dissenters' rights-

Under Florida law, stockholders dissenting from the merger have the right, called "dissenters' rights", to elect to receive the fair value of ownership in a party to the merger in lieu of the shares which they would receive or retain in the merger. In general, the fair value of the dissenter's interest in the merger party is determined by an independent appraisal of the merger party's business and assets, and is not determined by the market value of the party's shares in the public market. Accordingly, a stockholder of the Company immediately prior to the merger who votes against ratification of the merger would be entitled, upon demand in accordance with governing law, to exercise dissenters' rights. The Company intends to acknowledge dissenters' rights beginning at and from the date the Company obtains a valid ratification vote on the merger. The Company believes that no stockholder entitled to elect dissenters' rights will do so in view of the fact that (i) any shares that such stockholder may receive from the Company in the dividend spin off of the common stock of IHSI, subject to registration of the shares under the Securities Act, would represent the same percentage of ownership in the entire, same business conducted by the Company immediately prior to the Merger, as was then represented by the stockholder's stock in the Company immediately prior to the Merger, and (ii) the probable appraisal value of the Company's business and assets immediately prior to the Merger is expected to be insignificant. Furthermore, the Company believes the market value of the Company's common stock in the public securities market immediately following the Merger, as well as at the date hereof, exceeds the probable appraisal value of the Company's business and assets immediately prior to the Merger.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Prior to April 27, 2000, the Company's common stock was quoted under the stock symbol "HITT" on the OTC Bulletin Board and over the counter market. Effective April 27, 2000, the Company's common stock is quoted under the stock symbol "HITTE" on the OTC Bulletin Board and over the counter market.

The following table sets forth the approximate high and low bid quotations for the Company's Common Stock for each quarter during the last two years. For periods prior to the Merger, such high and low bid quotations have been adjusted for the reverse stock split, in the ratio of one share for each seven shares, declared effective as of the close of business on March 18, 1999. These bid quotations are inter-dealer prices without retail markup, mark-down or commission, and may not represent actual transactions.

Quarter ended          High bid       Low bid
-------------         ----------     ---------

March 31, 1998           3.94          0.91

June 30, 1998            2.31          0.63

September 30, 1998       0.98          0.14

December 31, 1998        0.63          0.07

March 31, 1999           5.43          0.22

June 30, 1999           20.69          3.81

September 30, 1999       7.06          1.88

December 31, 1999        4.00          1.06


The high and low bid quotations for the Company's common stock on March 31, 2000 were $1.69 and $1.31 per share, respectively.

As of March 31, 2000 the Company had approximately 656 registered owners of its common stock and approximately 4,000 shareholders.

There are no restrictions on the declaration or payment of dividends or any provisions that restrict dividends. The payment by the Company of dividends in the future rests within the discretion of the Company's Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements, its financial condition and other relevant factors. The Company has not paid any cash dividends on its common stock. Effective as of April 6, 1999, the Company declared a dividend in kind to its stockholders of 20,000,000 shares of common stock of International Healthcare Solutions, Inc. Distribution of these dividends is subject to the effectiveness of registration statements under the Securities Act of 1933, as amended, which are to be filed by IHSI. There is no assurance as to whether or not these dividends will be distributed to the stockholders entitled to receive the dividends.

Immediately following the Reorganization there were 7,301,259 shares of common stock outstanding. The total number of shares issued pursuant to the Merger were approximately 46,000,000. During the period from the Merger through December 31, 1999 the Company issued shares of common stock in the following transactions:

The Company issued a total of 2,362,397 shares for cash and in connection with the conversion of options, warrants and other rights outstanding as of the date of the merger or issued in connection with the merger for total cash consideration of approximately $1,873,610. In addition, the Company issued 37,071 shares in settlement or satisfaction of accounts payable or other liabilities outstanding at the date of the Merger totaling $676,303.

The Company issued 2,000,000 shares to the Life Foundation Trust, an accredited private investor, in exchange for a subscription receivable totaling $10 million. The buyer has defaulted in its payment obligations (see "Subsequent Events").

The Company issued 100,000 shares as part of the acquisition of the Internet division of Solvere, Inc. in April, 1999. Of these shares 100,000 shares were in exchange for intangible assets $367,000 ($3.67 per share) based on the market price of the company's stock at the date of the transaction. In addition 20,000 shares were issued to one or more individuals related to Solvere in exchange for their services in the transaction and subsequent to the acquisition. The Company has expensed $40,000 for these services.

The Company sold 86,957 shares to an accredited private investor in exchange for $100,000 ($1.15 per share).

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected historical financial data has been derived from the financial statements of Hitsgalore.com, Inc. as of December 31, 1999 and 1998, for the year ended December 31, 1999 and the period from inception (July 21, 1998) to December 31, 1998. Hitsgalore.com, a Nevada corporation ("Old Hitsgalore.com"), was merged into Systems Communications, Inc., effective as of March 19, 1999 and the Company's name was changed to Hitsgalore.com, Inc. For accounting purposes, the acquisition of Old Hitsgalore.com has been treated as a recapitalization of Old Hitsgalore.com, with Old Hitsgalore.com as the acquirer. As a result of the merger, the historical financial statements and operations of Old Hitsgalore.com became those of the Company.

INCOME STATEMENT DATA:

                                   Period from
                                    Year Ended              Inception to
                                    December 31,            December 31,
                                       1999                    1998
                                       ----                    ----

Net revenues                        $ 7,395,959              $ 17,779
Bad debt expense                      6,900,000                  --
Total costs and expenses             10,020,420                16,520
Net income (loss)                    (2,624,461)                1,007
Basic earnings (loss) per share         (0.08)                  0.07
Diluted earnings (loss) per share       (0.08)                  0.06


BALANCE SHEET DATA:
                                                    December 31,
                                               --------------------
                                                 1999          1998
                                                 ----          ----
Current assets                             $     7,078      $  1,984
Current liabilities                          2,969,522        30,727
Total assets                                   640,504        31,734
Total liabilities                            2,983,909        30,727
Stockholders' equity (deficit):
 Convertible preferred stock                    54,764          --
 Common stock                                   48,289          --
 Additional paid in capital                  2,809,589          --
 Retained earnings (deficit)                (5,256,047)        1,007
Total Stockholders' equity (deficit)        (2,343,405)        1,007



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is presently engaged in the business of operating a business-to-business e-commerce exchange matching buyers and sellers of products and services and as a internet, business-to-business search engine and provider of services which the Company describes as Portal Services. The Company strives to provide porn-free search results and does not accept or encourage any porn or adult-content listings on its site.

Old Hitsgalore.com was organized on July 21, 1998, and launched the search engine website at www.hitsgalore.com in 1998. As an internet search engine for business-to business commerce, the Company provides a searchable database to businesses bringing people ("hits") to their websites. The Company launched its e-commerce exchange website at www.HBX2000.com in the first quarter of 2000. The Company's revenues are principally derived from the sale of portal service sponsorships, membership keyword bid and rank rights and fees related to its business-to-business exchange.

Net revenues

Net revenues increased substantially from period to period. The increase was due to the sale of LCEs to the Life Foundation Trust ("LFT") and the Company having a full year of operations in 1999. Total net revenues from LFT in 1999 were $7,000,000 or 94.65% of total net revenues.

Bad debt expense

On April 17, 2000, LFT defaulted on its payment obligations to the Company under an agreement dated April 15, 1999 (the "Agreement") and an early payment agreement dated February 16, 2000 (the "Early Payment Agreement").

Under the Agreement, LFT was to pay $10,000,000 for the purchase of 2,000,000 shares of the Company's common stock and $10,000,000 for the development of LCEs of the Company's web site. As of March 31, 2000, the Company had fulfilled its obligations under the Agreement. The Agreement provided for payment in full on April 15, 2000. The payment obligation is secured by a security interest and lien on an undivided interest in a collection of Aden stamps (the "Collectibles"). The Collectibles are held in safekeeping by an independent trust company located in New York, NY.

The Early Payment Agreement provided for the payment of $3,500,000 on or before February 21, 2000 and $16,500,000, in one or more installments, over a period of thirty days following the date of the initial payment due under the Early Payment Agreement.

As a result of the default by LFT, the Company has retained counsel to explore its options with respect to liquidating the Collectibles in payment of monies due under the Agreement. The liquidation process may be protracted and it is too early to estimate with any degree of certainty the Company's likelihood of recovery. Because of the uncertainty of collection on the LFT obligation, the Company wrote off its receivable from LFT and recorded bad-debt expense of $6.9 million in 1999. The Company is not expecting to report any additional revenues from the LFT transaction in 2000.


Selling, general and administrative expenses

Selling, general and administrative expenses increased substantially from period to period. The increase was due to the growth in operations during 1999. The most significant categories of expenses incurred during the year were advertising costs of approximately $453,000, personnel expenses of approximately $963,000 and professional fees of approximately $413,000. Personnel expenses reflect higher levels of employees related to increased business activity and the payment of compensation to the Company's officers. In the 1998 period, the Company's officers were not compensated. Professional fees in 1999 reflect legal costs related to the class action suits brought against the Company and the lawsuits and proceedings that existed at the date of the merger with Systems Communications, Inc. Professional fees also include the cost of the Company's independent certified accountants and web site programmers under contract.

Depreciation and amortization

The change in depreciation and amortization reflects capital expenditures in 1999 of $444,910 compared to $31,663 during the period from inception to December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has required a substantial amount of working capital to fund its business. During 1999, the Company's short-term borrowings increased by $524,000 and the Company raised approximately $1.9 million from the issuance of stock and from the exercise of options and warrants outstanding at the time of the merger or granted in connection with the merger. The Company had a 1999 operating loss of approximately $2.6 million and expects to report operating losses in both the first and second quarters of 2000. Profitability in the third and fourth quarters of 2000 will depend largely on the Company's ability to develop, enhance and market its services and products.

The Company does not presently have the cash, working capital and commitments for additional equity investments to sustain its current level of operations. Therefore, the Company will need to raise additional funds in order to fund and accelerate expansion, enhance its products and services and support marketing initiatives. There can be no assurance that additional financing will be available on favorable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its business operations. Such inability could have a material adverse effect on the Company's business, results of operations and financial condition.

IMPACT OF INFLATION

The impact of inflation on the costs of the Company, and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on the Company's operations over the past several years and, the Company does not anticipate that inflationary factors will have a significant impact on future operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                                                  PAGE
                                                                  ----


Independent Auditors' Report                                       14

Balance Sheets as of December 31, 1999 and 1998                    15

Statements of Operations for the year ended December 31, 1999 and for the period from inception (July 21, 1998)
to December 31, 1998                                               16

Statements of Changes in Stockholders' Deficit for
the year ended December 31, 1999 and for the period from
inception (July 21, 1998) to December 31, 1998                     17

Statements of Cash Flows the year ended December 31, 1999
and for the period from inception (July 21, 1998)
to December 31, 1998                                               19

Notes to Financial Statements                                      20

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Hitsgalore.com, Inc.
Rancho Cucamonga, CA

We have audited the balance sheets of Hitsgalore.com, Inc. as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 1999 and for the period from inception (July 21, 1998) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitsgalore.com, Inc. at December 31, 1999 and 1998, and the results of its operations and cash flows for the year ended December 31, 1999 and for the period from inception (July 21, 1998) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Hitsgalore.com, Inc. will continue as a going concern. As more fully described in Note 3, the Company incurred an operating loss in 1999 and as of December 31, 1999 has a working capital and stockholders' equity deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ Pender Newkirk & Company


Tampa, Florida
May 15, 2000


                              HITSGALORE.COM, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 and 1998
                                                                    1999            1998
                                                                -------------   -------------
ASSETS

Cash                                                            $      2,223    $      1,013
Other current assets                                                   4,855             971
                                                                -------------   -------------
Total current assets                                                   7,078           1,984
Property and equipment, net of accumulated
 depreciation of $81,233 and $1,883,
 respectively                                                        284,151          29,750
Intangible assets, net of accumulated amortization
 of $116,425 in 1999                                                 349,275              --
                                                                -------------   -------------
Total assets                                                    $    640,504    $     31,734
                                                                =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Short-term borrowings                                           $    524,000    $         --
Due to officers and stockholders                                      65,000           2,250
Note payable                                                           4,788           5,000
Accounts payable and accrued expenses                                289,974             778
Allowance for cancellations and refunds                              184,664              --
Accrued compensation and employee benefits                           174,471              --
Borrowings from affiliated company                                        --          22,699
Merger liabilities assumed                                         1,726,625              --
                                                                -------------   -------------
Total current liabilities                                          2,969,522          30,727
                                                                -------------   -------------
Long-term portion of note payable                                     14,387              --
                                                                -------------   -------------
Commitments and contingencies

Stockholders' equity (deficit):

Class B convertible preferred stock, stated
  value and liquidation preference - $1.00 per
  share; authorized 10,000,000 shares, issued
  and outstanding 100,000 shares in 1999                              54,764              --
Common stock, $0.001 par value in 1999, no
  par value in 1998; authorized 50,000,000 shares
  in 1999 and 25,000 shares in 1998; issued and
  outstanding 48,289,848 shares in 1999 and
  15,000 shares in 1998                                               48,289              --
  Additional paid-in capital                                       2,809,589              --
  Retained earnings (deficit)                                     (5,256,047)          1,007
                                                                -------------   -------------
Total stockholders' equity (deficit)                              (2,343,405)          1,007
                                                                -------------   -------------
Total liabilities and stockholders' equity                      $    640,504    $     31,734
                                                                =============   =============
See Notes to Financial Statements

                              HITSGALORE.COM, INC.
          STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999
     AND FOR THE PERIOD FROM INCEPTION (JULY 21, 1998) TO DECEMBER 31, 1998



                                              Year Ended     Inception to
                                              December 31,    December 31,
                                                 1999            1998
                                                 ----            ----


Net Revenues                                $  7,395,959    $     17,779
                                            -------------   -------------
Costs and expenses:
 Bad debt expense                              6,900,000              --
 Selling, general and administrative
  expenses                                     2,926,398          14,111
 Depreciation and amortization                   195,775           1,883
 Interest income (expense), net                   (1,753)            526
                                            -------------   -------------
Total costs and expenses                      10,020,420          16,520
                                            -------------   -------------
Income before income taxes                    (2,624,461)          1,259
Provision for income taxes                            --            (252)
                                            -------------   -------------
Net income (loss)                           $ (2,624,461)   $      1,007
                                            =============   =============

Basic (loss) earnings per share             $      (0.08)   $       0.07
                                            =============   =============
Diluted (loss) earnings per share           $      (0.08)   $       0.06
                                            =============   =============


See Notes to Financial Statements.


                                   HITSGALORE.COM, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                           FOR THE YEAR ENDED DECEMBER 31, 1999
          AND FOR THE PERIOD FROM INCEPTION (JULY 21, 1998) TO DECEMBER 31, 1998

                                            CLASS A               CLASS B            COMMON
                                           PREFERRED             PREFERRED           STOCK
                                        -----------------    -----------------       ------
                                        SHARES     AMOUNT    SHARES     AMOUNT       SHARES
                                        ------     ------    ------     ------       ------
Balance at Inception, July 21, 1998        --    $    --        --    $     --            --
Issuance of stock                          --         --        --          --        15,000
                                      -------     ------    -------   --------    ----------

Balance at December 31, 1998               --         --        --          --        15,000
Merger and reorganization             500,000     55,000    100,000     54,764    45,755,380
Liquidation of merger
 liabilities assumed                       --         --         --         --        37,071
Issuance of stock for cash
 and upon exercise of warrants             --         --         --         --     2,362,397
Purchase of assets                         --         --         --         --       100,000
Return of stock in
 settlement of debt                  (500,000)   (55,000)        --         --            --
Issuance of stock as
 compensation                              --         --         --         --        20,000
Merger shares retired                      --         --         --         --    (2,000,000)
Shares issued to LFT, net of
 subscription receivable                   --         --         --         --     2,000,000
Stock issue costs                          --         --         --         --            --
Net loss                                   --         --         --         --            --
                                      -------     ------    -------   --------    ----------
                                           --         --    100,000   $ 54,764    48,289,848
                                      =======     ======    =======   ========    ==========


                                        HITSGALORE.COM, INC.
                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                FOR THE YEAR ENDED DECEMBER 31, 1999
               AND FOR THE PERIOD FROM INCEPTION (JULY 21, 1998) TO DECEMBER 31, 1998


                                    COMMON                   Retained
                                    STOCK    Additional      Earnings
                                    ------     Paid-In     (Accumulated
                                    AMOUNT     Capital       Deficit)        Total
                                  ---------  ------------  ------------  ------------
Balance at Inception, July 21,
  1998                                  --            --            --            --
Issuance of stock                       --            --            --            --
                                  ---------  ------------  ------------  ------------

Balance at December 31, 1998      $     --   $        --   $     1,007   $     1,007
Merger and reorganization           45,770         4,995    (2,632,593)   (2,472,064)
Liquidation of merger
 liabilities assumed                    37       676,266            --       676,303
Issuance of stock for cash
 and upon exercise of warrants       2,362     1,871,248            --     1,873,610
Purchase of assets                     100       367,100            --       367,200
Issuance of stock in settlement
 of debt                                --            --            --       (55,000)
Issuance of stock as
 compensation                           20        39,980            --        40,000
Merger shares retired               (2,000)        2,000            --            --
Shares issued to LFT, net of
 subscription receivable             2,000        (2,000)           --            --
Stock issue costs                       --      (150,000)           --      (150,000)
Net loss                                --            --    (2,624,461)   (2,624,461)
                                  ---------  ------------  ------------  ------------
                                  $ 48,289   $ 2,809,589   $(5,256,047)  $(2,343,405)
                                  =========  ============  ============  ============

                              HITSGALORE.COM, INC.
          STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999
     AND FOR THE PERIOD FROM INCEPTION (JULY 21, 1998) TO DECEMBER 31, 1998


                                                   Year Ended      Inception to
                                                   December 31,    December 31,
                                                      1999             1998
                                                  -------------    -------------
Cash flows from operating activities:
 Net income (loss)                                $ (2,624,461)    $      1,007
 Adjustments to reconcile net (loss) income to
 net cash provided by (used in) operations:
  Depreciation and amortization                        195,775            1,883
  Allowance for cancellations and returns              184,664               --
  Other non-cash charges                               100,000
  Increase (decrease) in cash from
  change in operating assets and
  liabilities-
   Other current assets                                 (3,884)            (971)
   Other current liabilities                           289,196              778
   Accrued compensation and employee
    benefits                                           174,471               --
                                                  -------------    -------------
Net cash (used in) provided by operating
 activities                                         (1,684,239)           2,697
                                                  -------------    -------------
Cash flows from investing activities:
 Capital expenditures                                 (279,237)         (31,633)
 Purchase of intangible assets                        (125,000)              --
                                                  -------------    -------------
Net cash used in investing activities                 (404,237)         (31,633)
                                                  -------------    -------------
Cash flows from financing activities:
 Proceeds from issuance of stock and
  exercise of options and warrants                   1,873,610
 Proceeds from short-term borrowings                   524,000
 Proceeds from notes payable                            (8,838)           5,000
 Due to officers and employees, net                     62,750            2,250
 Borrowings from affiliated company,
  net                                                  (22,699)          22,699
 Payment of stock issue costs                         (150,000)              --
 Payments on merger liabilities
  assumed                                             (191,557)              --
                                                  -------------    -------------
Net cash provided by financing
 activities                                          2,087,266           29,949
                                                  -------------    -------------
Net increase in cash                                     1,210            1,013
Cash at beginning of period                              1,013               --
                                                  -------------    -------------
Cash at end of period                                    2,223     $      1,013
                                                  =============    =============

See Notes to Financial Statements.

                              HITSGALORE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1  THE COMPANY AND BUSINESS

Hitsgalore.com, Inc. (the "Company") formerly known as Systems Communications Inc. ("SCI"), a Florida corporation, is engaged in the business of an internet, business-to-business search engine and provider of services which the Company describes as Portal Services, and operates a business-to-business e-commerce exchange matching buyers and sellers of products and services. Old Hitsgalore.com was organized on July 21, 1998 in the State of Nevada ("Old Hitsgalore.com"), began beta operations of its search engine in August 1998 and launched the website in November 1998. As an internet search engine for business-to business commerce, the Company provides a searchable database to businesses bringing people ("hits") to their websites. The Company's revenues are principally derived from the sale of portal service sponsorships, membership keyword bid and rank rights and fees related to its business-to-business exchange. The Company's websites are located on the world wide web at http://www.hitsgalore.com and at http://www.HBX2000.com.

On March 19, 1999, the Company and Old Hitsgalore.com, completed a reorganization and merger (the "Reorganization and Merger Agreement"). Pursuant to the Reorganization and Merger Agreement, (a) the Company transferred its then existing business, properties and assets to its wholly-owned subsidiary, International Healthcare Solutions, Inc. ("IHSI"), (b) caused IHSI to assume substantially all of the obligations, debts and liabilities of the Company and, then, (c) Old Hitsgalore.com was merged into the Company and the Company changed its name to Hitsgalore.com, Inc. For accounting purposes, the merger of Old Hitsgalore.com into the Company was treated as a recapitalization, with Old Hitsgalore.com as the acquirer. As a result of the Reorganization and Merger Agreement, the historical financial statements and operations of Old Histgalore.com prior to March 19, 1999 became those of the Company.

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

ACCOUNTS RECEIVABLE

The Company extends credit to its various customers based on the customer's ability to pay. Based on management's review of accounts receivable, an allowance for doubtful accounts of $6,900,000 at December 31, 1999 is considered adequate.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over periods that approximate the useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the related lease or the estimated useful lives of the assets.

REVENUE RECOGNITION

The Company recognizes revenue when an agreement exists to sell a product or service, the product or service has been delivered, the sales price is fixed and determinable and collectibility of the sales price is reasonably assured. As of December 31, 1999, the Company provided an allowance for cancellations and returns of $184,664. The allowance for cancellations and returns is for the return of monies derived from the sale of LCEs that the Company has offered to refund to the purchasers of the LCEs.

Revenue from fixed price contracts for LCEs is reported under the percentage-of-completion method for financial statement purposes. The estimated revenue for each contract reflected in the accompanying financial statements represents that percentage of estimated total revenue that LCEs delivered to date bear to total units to be delivered per the contract. With respect to contracts that extend over one or more accounting periods, revisions in costs and revenue estimates during the course of the work are reflected in the period the revisions become known. When current estimates of total contract costs indicate a loss, provision is made for the entire estimated loss.

IN-KIND SERVICES

In 1998, the principal stockholders of Old Hitsgalore.com provided services to the Company without any remuneration. No value was assigned to such services due to the Company having been in the development stage and the inability of the Company to estimate the fair value of the services provided.

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

EARNINGS PER SHARE

The Company has applied the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), which requires the presentation of both basic and diluted earning per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the sum of the weighted average number of common shares outstanding plus the additional number of shares that would have been outstanding if all potentially dilutive common shares had been issued. For the year ended December 31, 1999, the inclusion of potentially dilutive securities in the calculation of earnings per share would have been anti-dilutive, thus both basic and diluted earning per share for the year are the same.

The weighted average number of common shares outstanding for the period from inception to December 31, 1998 was 15,000 shares. The weighted average number of common shares outstanding during the period was increased by 1,800 shares for purposes of the computation of diluted earnings per share to include incremental shares from the exercise of outstanding options using the treasury stock method. The incremental shares issuable upon conversion of convertible notes were not included in the computation of diluted earnings per share because inclusion of these shares would have had been anti-dilutive. Subsequent to December 31, 1998, the Company entered into a Reorganization and Merger Agreement that had the effect of increasing shares outstanding by approximately 48,000,000 shares (see Notes 1).

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

ADVERTISING COSTS

Advertising costs, except for costs associated with direct response advertising, are charged to operations when incurred. The costs of direct response advertising are capitalized and amortized over the periods during which future benefits are expected to be received. Advertising expense amounted to approximately $453,000 and $0 for the periods ended December 31, 1999 and 1998, respectively. The Company has had no direct response advertising for 1999 or 1998.

USE OF ESTIMATES

The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred an operating loss of $2,624,461 in 1999 and had a working capital deficiency of approximately $2,962,444 at December 31, 1999. Additionally, as discussed in
Note 15, the Company is subject to various legal and administrative proceedings. An unfavorable outcome in one or more of these actions or proceedings could have an adverse effect on the Company's liquidity and ability to maintain current business operations. In the absence of a sufficient amount of cash flows from operations or from financing transactions, the Company would be required to seek other alternatives, including sale, merger or discontinuance of operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4  PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

                                          December 31,   December 31,
                                              1999            1998
                                         -------------   -------------

Furniture and equipment                  $    314,071    $      1,300
Computer software                              46,686          25,806
Leasehold improvements                          4,627           4,527
                                         -------------   -------------
                                              365,384          31,633
Less: accumulated depreciation
 and amortization                             (81,233)         (1,883)
                                         -------------   -------------
                                         $    284,151    $     29,750
                                         =============   =============


NOTE 5 INTANGIBLE ASSETS

On April 20, 1999, the Company completed the purchase of all rights, title and interest in the internet-related development assets, equipment and software, owned or under development, by Solvere, Inc. ("Solvere"), a closely held Delaware corporation. The assets acquired included all computer equipment, software and internet technology, including, but not limited to all of Solvere's e-commerce, web-based e-mail, multimedia distribution system and shopping cart technology. The purchase price consisted of $125,000 in cash and 100,000 shares of the Company's common stock. The common stock issued to Solvere was assigned a value of $367,200. Of the total purchase price, $26,500 was allocated to property and equipment and $465,700 was allocated to intangible assets. The intangible assets acquired are being amortized over three years.

As of December 31,1999, intangible assets totaled $349,275, which is net of accumulated amortization of $116,425.

NOTE 6  SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 1999 consist of $424,000 payable under a series of borrowings and agreements and $100,000 payable under a convertible promissory note dated September 23, 1999. In 2000, the series of borrowings and amounts due under agreements in the amount of $424,000 were converted into a convertible promissory note, bearing interest at the rate of 8% per annum. The conversion features of the convertible promissory note call for a conversion price equal to one-half (1/2) of the bid price of the Company's common stock at the close of business on the due date of each respective borrowing event. The due dates of the series of notes in the amount of $424,000 range from May 2000 to December 2000. The $100,000 convertible promissory note dated September 23, 1999 bears interest at 6% per annum and is due on September 23, 2000. The $100,000 convertible promissory note dated September 23, 1999 is convertible at the election of the holder into shares of the Company's common stock at a conversion rate of $2.00 per share.

NOTE 7  RELATED PARTY TRANSACTIONS

Amounts due to officers and stockholders as of December 31, 1999 and 1998 are due on demand and are non-interest bearing.

During 1999 the Company's Chairman of the Board of Directors returned 2,000,000 shares of the Company's common stock for no consideration.

During 1999, the Company paid a related party $150,000 for assistance with the sale of its common stock and the exercise of its warrants.

The above transactions are not necessarily indicative of what these transactions would have been between unrelated parties.

NOTE 8 NOTE PAYABLE

Note payable as of December 31, 1999 consists of a bank loan with principal outstanding of $19,175 and interest at 8%. The note is secured by a vehicle. The current portion of the bank loan as of December 31, 1999 is $4,788 and the long-term portion is $14,387.

NOTE 9  BORROWINGS FROM AFFILIATED COMPANY

Borrowings from affiliated company consist of amounts loaned to the Company by a corporation owned by the Company's principal stockholders. These borrowings were due on demand and were paid in 1999.

The above related party transactions may not be indicative of the amounts that would have resulted had comparable transactions been entered into with independent parties.

NOTE 10  MERGER LIABILITIES ASSUMED

Liabilities assumed in connection with the reverse acquisition of SCI consisted of the following at 12/31/99:

Alleged employment agreement
  with Mr. Jeff Good (Note 15)                         $   450,000

Alleged consulting agreement
  with Mr. Ken Lane (Note 15)                              450,000

CCI - summary judgement (Note 15)                          550,000

Michigan Recission consent
  order (Note 15)                                          188,000

Other                                                       88,625
                                                       -----------
                                                       $ 1,726,625
                                                       ===========

NOTE 11  INCOME TAXES

In 1999, the Company had an operating loss and did not record a provision (credit) for income taxes. As of December 31, 1999, the Company had a net operating loss carry-forward of approximately $2.6 million. The loss carryforward expires in 2019.

The tax benefit of the loss carry-forward is fully reserved as of December 31, 1999. There are no other significant differences between the financial statement and tax bases of assets and liabilities.

NOTE 12  LEASES

As of December 31, 1999, the Company leases office space under operating lease agreements expiring on various dates through December 31, 2002. Minimum future rental payments under these lease agreements total $79,994 as of December 31, 1999. The annual rentals under these lease agreements are $33,578, $23,208, and $23,208 in 2000, 2001 and 2002, respectively.

Rental expense under all operating leases was $51,476 in 1999.

NOTE 13 STOCKHOLDERS' EQUITY

The Company has 5,000,000 shares of Class A preferred stock authorized. The Class A preferred stock is non-voting, has a stated value and liquidation preference of $1.00 per share and is convertible into one-half share of the Company's common stock at the election of the holder. As of December 31, 1998, the Company had 500,000 share of Class A preferred stock outstanding. These shares were issued to the former stockholders of Coastal Communications Inc. ("CCI") CCI as a result of an arbitration proceeding brought against the Company (see Note 14). In 1999, the former stockholders of CCI elected to seek a summary judgement in lieu of shares of Class A preferred stock and the Company cancelled issuance of the shares.

The Company has 10,000,000 shares of Class B preferred stock authorized. The Class B preferred stock is non-voting, has a stated value and liquidation preference of $1.00 per share and is convertible into shares of the Company's common stock based on the stated value divided by the 10-day average closing bid price of the Company's common stock on the date of issuance. As of December 31, 1999, the Company had 100,000 shares of Class B preferred stock outstanding.

NOTE 14 OPTIONS AND WARRANTS

Prior to the Reorganization and Merger, the Company reinstated all previously expired options and warrants and gave the holders thereof the right to exercise their options and warrants at 50% of the asked price of the Company's common stock at the close of business on the date of exercise. The number of options and warrants outstanding on the date of the merger, after the reinstatement of previously expired options and warrants, totaled approximately 1,870,011. Of the number of options and warrants outstanding, approximately 1,247,994 were exercised at prices ranging from $0.56 to $2.45 per share and approximately 43,088 expired unexercised. In addition, the Company issued warrants in connection with the issuance of common stock of notes payable. The total number of warrants issued in connection with the issuance of common stock totaled approximately 1.3 million All of these were exercised at a price equal to approximately $0.70 per share.

As of December 31, 1999, the Company had options and warrants outstanding totaling 574,326. The options and warrants outstanding as of December 31, 1999 are exercisable at prices ranging from $0.70 to $10.50 per share and expire in the years 2000 through 2003.

NOTE 15 COMMITMENTS AND CONTINGENCIES

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

The Amended Complaint attempted to assert claims for violations of the federal securities laws against the Company and Messrs. Bradford and Reed based on alleged misrepresentations and omissions of fact purportedly made in the Company's press releases and certain SEC filings during the period from February 17, 1999 through August 24, 1999 (the "Class Period"). The Defendants believe the claims to be without merit and have vigorously contested the lawsuit, and successfully moved to dismiss the Amended Complaint, which Complaint was dismissed by the Court on December 20, 1999.

On January 11, 2000, Plaintiffs filed their second consolidated amended class action complaint (the "2nd Amended Complaint"), to which the Defendants again responded with a motion to dismiss. On February 23, 2000, the Court entered its Order Granting Defendant's Motion to Dismiss with Prejudice, effectively terminating the action before the District Court. The Plaintiff's filed a Notice of Appeal, appealing the Order dismissing the case to the U.S. Court of Appeals for the Ninth Circuit. The appeal is at the early stage, and a decision is not expected until the end of this year or in 2001. It is not possible to predict the likely outcome of the appeal, the outcome of the case if the appeal is granted, or the likelihood or amount of any losses, if any, in the event of an adverse outcome. No provision has been made in the accompanying financial statements related to these matters.

On April 27, 2000 the Company filed a Complaint for Libel in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 228991 against Bloomberg, L.P. ("Bloomberg") a Delaware limited partnership, and David Evans ("Evans"'), a reporter with Bloomberg's news service, Bloomberg News. The lawsuit alleges that Bloomberg and Evans, through Bloomberg News, published a series of "Defamatory Articles" on May 11 and May 12, 1999, which contained certain false and defamatory statements regarding the Company. As a result of the publication of the articles, the Complaint alleges, the price of the Company's stock dropped about 53% in one day. The Complaint seeks damages against Bloomberg and Evans in excess of five hundred million dollars ($500,000,000). The ultimate outcome of the matter cannot be predicted at this time.

In June 1999, following the Defamatory Articles, the Company became aware that the Securities and Exchange Commission was investigating whether possible violations of the federal securities laws may have occurred. Due to the non-public nature of the investigation, it is unknown whether it will result in any form of action against the Company. The Company fully cooperated with the Commission and has not been advised of any adverse outcome.

On May 21, 1997, Mr. Jeff Good, as Plaintiff, filed an action in the United States District Court, Southern District of Iowa, Davenport Division (Case No. 3-97-CV-80085) against Systems Communications, Inc., as Defendant, for amounts Mr. Good alleges are due under an alleged employment agreement between Mr. Good and one of the Company's subsidiaries (which subsidiary is no longer conducting business). This matter is scheduled for trial beginning on August 7, 2000. The accompanying financial statements include a loss accrual of $450,000 related to this action in the event of an unfavorable outcome.

On April 15, 1997, Mr. Ken Lame, as Plaintiff, filed an action in the United States District Court, District Court of Utah, Central Division (Case No. 2:97CV0292W) against Systems Communications, Inc. and a subsidiary company that is now a subsidiary of IHSI (see the "Reorganization"), as Defendants. This action arises from a consulting agreement between Mr. Lame and the subsidiary company, and seeks approximately $250,000, plus interest and attorney's fees. The accompanying financial statements include a loss reserve for the amounts sought by Plaintiff.

The Company is subject to a consent order, executed in December 1996, between Systems Communications, Inc. and the State of Michigan. As of December 31, 1999, the Company has an allowance of approximately $188,000 set aside to cover estimated liabilities to Michigan purchasers of the Company's common stock. It is uncertain whether or not the Company will be obligated to repurchase or otherwise compensate Michigan purchasers for shares sold.

In 1996, Systems Communications, Inc. informed the principals of CCI that it was canceling the acquisition of CCI, terminating all of the related acquisition documents and abandoning CCI's business. In connection with the abandonment of CCI's business, the Company wrote off its remaining investment in CCI and recognized a loss of approximately $300,000. The principals of CCI filed suit against the Company, and on October 15, 1999 the Circuit Court of Pinellas County, Florida, Case Number 99-003990-CI-20, entered a judgment against Systems Communications, Inc. of $510,599. On January 4, 2000 the Plaintiffs filed a Amended Notice of Entry of Judgment on Sister-State Judgment in the Superior Court of California, San Bernardino County, Case Number RCV 044865. The Company is contesting the matter. The accompanying consolidated financial statements include a loss reserve of approximately $550,000 related to this action.

The Company has been advised by counsel that it may have violated Section 5 of the Securities Act of 1933. Counsel has further advised the Company that initial public purchasers of any shares sold in such violation may have rescission rights to the extent they still own such stock, or have a claim for damages to the extent they resold the stock at a loss. The Company is unable to determine the number of shares that may be subject to a violation, and is uncertain as to whether the Company has any liabilities arising from these transactions. The Company has made no provision in the accompanying financial statements for possible losses, penalties and/or fines related to these transactions.

The Company has been advised by the former Chairman of Systems Communications, Inc., Edwin B. Salmon, Jr., that he is filing suit to require the Company lift restrictive legends from certificates held by him. The Company has refused his request to lift the restrictions on the basis of a lock-up agreement and other agreements between the Company and Mr. Salmon pursuant to the Merger regarding the debt and other obligations of IHSI and Systems Communications, Inc. The outcome of any such lawsuit is unknown at this time and no provision has been made for it in the accompanying financial statements.

The Company is also involved in certain other legal and administrative actions incurred in the ordinary course of business, none of which are expected to have a material impact on the Company's future results of operations.

NOTE 16  SUBSEQUENT EVENTS

On April 17, 2000, LFT defaulted on its payment obligations to the Company under an agreement dated April 15, 1999 (the "Agreement") and an early payment agreement dated February 16, 2000 (the "Early Payment Agreement").

Under the Agreement, LFT was to pay $10,000,000 for the purchase of 2,000,000 shares of the Company's common stock and $10,000,000 for the development of Local City Editions of the Company's web site. As of March 31, 2000, the Company had fulfilled its obligations under the Agreement. The Agreement provided for payment in full on April 15, 2000. The payment obligation is secured by a security interest and lien on an undivided interest in a collection of Aden stamps (the "Collectibles"). The Collectibles are held in safekeeping by an independent trust company located in New York, NY.

The Early Payment Agreement provided for the payment of $3,500,000 on or before February 21, 2000 and $16,500,000, in one or more installments, over a period of thirty days following the date of the initial payment due under the Early Payment Agreement.

As a result of the default by LFT, the Company has retained counsel to explore its options with respect to liquidating the Collectibles in payment of monies due under the Agreement. Because we believe that persons may attempt to defeat the Company's claims to the collateral and may claim interests in the collateral adverse to those of the Company, the liquidation process may be protracted and it is too early to estimate with any degree of certainty the Company's likelihood of recovery. Because of the uncertainty of collection on the LFT obligation, the Company wrote off its receivables due from LFT and recorded a charge to income of $6.9 million in 1999. The Company is not expecting to report any additional revenues from the LFT transaction in 2000.

The Company has instructed its stock transfer agent to cancel 1,750,000 shares of the Company's common stock issued to LFT under the transaction, and has retained counsel to determine what action can be taken to recover 250,000 shares of the Company's common stock previously issued to LFT. As a result of the default, all other pending transactions with LFT have been cancelled.

NOTE 17  STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION


 Non-cash investing and financing activities:

 Issuance of stock for:
   Purchase of assets                                $   367,200
   Settlement of accounts payable                        203,654
   Settlement of merger liabilities assumed              676,303
 Issuance of note payable for stock issue
  Costs and fees                                         210,000
 Merger Liabilities assumed                            2,742,534

Cash paid during the period for:
 Interest                                                   443
 Income taxes                                               --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


Effective March 4, 1998, the Company engaged Moore Stephens Lovelace, P.A. to audit its consolidated financial statements. On July 26, 1999, the Company received written notice from Moore Stephens Lovelace, P.A. that it was withdrawing as auditor of record for Hitsgalore.com, Inc. The reports of Moore Stephens Lovelace, P.A. on the financial statements of Hitsgalore.com, Inc. for the period from its inception (July 21, 1998) to December 31, 1998 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The reports of Moore Stephens Lovelace, P.A. included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

In connection with the audits of the financial statements of the Company referred to above, and in subsequent interim periods, there were no disagreements with Moore Stephens Lovelace, P.A. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Moore Stephens Lovelace, P.A. would have caused Moore Stephens Lovelace, P.A. to make reference to the matter in their report.

Moore Stephens Lovelace, P.A. stated that its withdrawal as auditor of record for Hitsgalore.com, Inc. was due to information which arose regarding new management which led Moore Stephens Lovelace, P.A. to be unwilling to be associated with the financial statements of the Company.

Moore Stephens Lovelace, P.A. has furnished a letter addressed to the Commission stating that it agrees with the statements contained herein. A copy of that letter, dated September 7, 1999 has been filed with the Securities and Exchange Commission.

The withdrawal of Moore Stephens Lovelace, P.A. as the Company's auditor of record was not recommended or approved by the Company's Board of Directors.

The Company authorized Moore Stephens Lovelace, P.A. to respond fully to the inquiries of a successor accountant concerning its withdrawal as the Company's auditor of record.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The names and ages of directors (including the year in which each became a director) and executive officers of the Company as of the date hereof are set forth in the following table:

          Name            Age                Positions              Since
----------------------    ---  --------------------------------   ---------
Dorian Reed               46   Chairman of the Board              March 1999

Steve Bradford            43   President, Principal Executive     March 1999
                               Officer, Secretary and Director

Robert A. Thompson        47   Vice President, Treasurer,         Sept. 1999
                               Chief Financial Officer and
                               Director

Melvyn L. Price, Jr.      44   Director                           April 1999

Phillip Lloyd Kaich       47   Director                           April 1999

Daniel Melvin Grant       46   Director                           April 1999


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

Mr. Dorian Reed is a principal stockholder, Chairman of the Board of Directors and the Company's Director of Technology. In 1994 Mr. Reed was engaged in internet consulting and research, primarily studying internet market trends for not-for-profit entities. The business Mr. Reed was involved in was incorporated in January 1995 as Angel Industries, Inc. Mr. Reed became an employee of Angel Industries until a new business, incorporated in 1995 by the President of Angel Industries, Inc., called Internet Business Broadcasting ("IBB") became his employer. In early 1998, the Federal Trade Commission ("FTC") filed a lawsuit against Mr. Reed for failure to refund money to customers and allegedly misleading investors about the potential return on their investment related to IBB. On May 11, 1999 judgement served on Mr. Reed informed him that a federal judge in Baltimore issued an order in April, 1999 for he and his co-defendants to pay $613,110 to 100 customers of IBB. After being served on May 11, 1999, Mr. Reed immediately and pro-actively contacted the FTC through counsel regarding the matter. Mr. Reed advises the Company that he is actively negotiating with the FTC to reach an amicable settlement of this matter.

Prior to Hitsgalore.com, Mr. Reed and Steve Bradford together owned I Wonder Technologies, a now-dormant business that focused on satellite applications for long distance learning and the transmission of voice, data, video and the internet.

Steve Bradford is the Company's Chief Executive Officer and a Director. For the past 5 years Mr. Bradford was primarily self-employed in the telecommunications and internet areas. Prior to being a founding stockholder and sole officer and director of Old Hitsgalore.com, Mr. Bradford and Mr. Reed, a principal stockholder of Old Hitsgalore.com and the Company, together owned I Wonder Technologies, a now-dormant business that focused on satellite applications for long distance learning and the transmission of voice, data, video and the internet. Beginning July 1996, Mr. Bradford served for one year as Chief Operations Officer of OUP, Inc., a closely held direct mail company in Kansas City with annual sales in excess of $10 million. Mr. Bradford was also a director and President of Wamego Real Estate Development, Co., Inc., a Missouri corporation, then owned by Mr. Bradford's wife. After sale of that company to a third party and Mr. Bradford's resignation as President, the company filed for protection under the Bankruptcy Code on September 28, 1995, case number 95-42574, in the Western District of Missouri. The case was converted to a liquidation on October 8, 1996 and is closed. Mr. Bradford holds degrees from the University of Kansas.

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



ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid or accrued to the chief executive officer of the Registrant or person discharging comparable duties and to the executive officers of the registrant whose compensation exceeded $100,000 since Inception of the Company.


                                            Annual Compensation
                            ---------------------------------------------------
                                                                     Long-Term
Name & Principal Positions  Year     Salary    Bonus      Other    Compensation
--------------------------  ----     ------    -----      -----    ------------
Dorian Reed                 1998   $   --     $  --      $  --      $    --
Chairman of the Board and   1999   $262,588   $  --      $  --      $    --
Director of Technology (1)


Steve Bradford              1998   $   --     $  --      $  --      $    --
Chief Executive Officer (2) 1999   $119,500   $  --      $  --      $    --

(1) Mr. Dorian Reed became Chairman of the Board and Director of Technology following the Merger between the Company and Old Hitsgalore.com, which was effective as of March 19, 1999. He briefly resigned his positions from late May 1999 to early July 1999 when he was reinstated. During the intervening period he received compensation as a consultant, which is included in the compensation listed. Amount listed includes accrued but unpaid compensation of $103,486.

(2) Mr. Steve Bradford became the Chief Executive Officer of the Company as a result of the Merger between the Company and Old Hitsgalore.com, which was effective as of March 19, 1999. As sole officer and director of Old Hitsgalore.com, Mr. Bradford was not compensated. Amount includes accrued but unpaid compensation of $24,000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of March 31, 2000 by each shareholder known by the Company to be a beneficial owner of more than five percent of the Company's common stock, by each of the Company's named directors and executive officers, and by all directors and executive officers of the registrant as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.


      Name of                             Amount and Nature       Percent
  Beneficial Owner                    of Beneficial Interest(1)  of Class(1)
----------------------                -------------------------  ---------
Dorian Reed                                   27,993,408 (2)          53.6%
Steve Bradford                                 6,100,000 (3)          11.7%

All Directors and Executive Officers
  as a Group( 5 persons)                      34,123,408 (3)(4)       65.3%

(1) Based on information available to the Company, unless otherwise indicated, such shares are owned of record by the named beneficial owner or the named beneficial owner and spouse and represent sole voting and investment power.

(2) Includes 2,000,000 shares owned by Audrey M. Reed, spouse of Mr. Reed, to which Mr. Reed disclaims beneficial ownership; 8,000,000 shares to which Mr. Reed holds the voting rights, that Mr. Reed allowed the Life Foundation Trust to hold pursuant to transactions that were pending as of March 31, 2000 but have subsequently been cancelled; and 2,000,000 shares that Mr. Reed returned to the Company to allow shares to be issued to others. The Company is obligated to issue Mr. Reed 2,000,000 shares upon an increase in its authorized capital.

(3) Includes 2,250,000, owned by Rose Grace Faith Holdings, LLC, which is owned primarily by Mr. Bradford and his minor children; and 1,850,000 shares owned by Diana R. Bradford, spouse of Mr. Bradford, to which Mr. Bradford disclaims beneficial ownership.

(4) Includes the shares referred to in (2) and (3) and 10,000 shares awarded to each of Messrs. Price, Kaich and Grant for serving on the Company's Board of Directors (see "Item 10. - Directors and Executive Officers of the Registrant").

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 1999, Mr. Reed, Chairman of the Board and significant shareholder, advanced the Company, without interest, $65,000.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1. Financial Statements
                                                                  PAGE
                                                                  ----
HITSGALORE.COM, INC.

Independent Auditors' Report                                       14


Balance Sheets as of December 31, 1999 and 1998                    15

Statements of Operations for the year ended December 31, 1999 and for the period from inception (July 21, 1998)
to December 31, 1998                                               16

Statements of Changes in Stockholders' Deficit for
the year ended December 31, 1999 and for the period from
inception (July 21, 1998) to December 31, 1998                     17

Statements of Cash Flows the year ended December 31, 1999
and for the period from inception (July 21, 1998)
to December 31, 1998                                               19

Notes to Financial Statements                                      20

(a)      2. Financial Statement Schedules

No financial statement schedules are being filed as a part of this report as such schedules are not applicable, are not required or the related information is included in the consolidated financial statements or notes thereto.

(a)      . Exhibits

     2. + Reorganization and Merger Agreement, dated February 11, 1999, between Systems Communications, Inc. and Hitsgalore.com
     3.i. *  Articles of Incorporation, as amended
     3.ii *  By-laws, as amended
    10.44 x Letter of Intent, Subscription for Stock dated April 15, 1999, between Hitsgalore.com, Inc and The Life Foundation Trust.
    10.45 x Subscription Agreement and Investment Representations dated April 15, 1999 between Hitsgalore.com, Inc. and The Life Foundation Trust.
    10.46 x Purchase Agreement dated March 29, 1999 between Hitsgalore.com, Inc. and Solvere, Inc.
    16.   @  Letter re change in certifying accountants
    27.   #  Financial Data Schedule (Year ended December 31, 1999)


+ Incorporated by reference to the Company's Current Report on Form 8-K as filed on February 16, 1999.

* Incorporated by reference to the Company's Registration Statement on Form 10 as filed on July 23, 1996

x Incorporated by reference to the Company's Annual Report for the year ended December 31, 1998 on Form 10-K/A Amendment No. 2 filed on December 2, 1999

#    Filed herewith

@ Incorporated by reference to the Company's Current Report on Form 8-K/A as filed on September 9, 1999.


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the 4th quarter of 1999.

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

HITSGALORE.COM, INC.                  Date May 30, 2000


/s/ Dorian Reed
---------------------------------
Chairman of the Board

/s/ Steve Bradford
---------------------------------
Steve Bradford
Principal Executive Officer,
Secretary and Director

/s/ Robert A. Thompson
---------------------------------
Vice President, Principal Accounting
Officer and Director
/s/ Melvyn L. Price
---------------------------------
Melvin L. Price
Director

/s/ Phillip Lloyd Kaich
---------------------------------
Phillip Lloyd Kaich
Director

/s/ Daniel Melvin Grant
---------------------------------
Daniel Melvin Grant
Director