Form 10-Q
period 2000-03-31
HITSGALORE COM INC
filed 2000-06-01
CIK 949857

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26668

                              HITSGALORE.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

FLORIDA                                                 65-0036344
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

10134 6TH Street, Suite J, Rancho Cucamonga, CA            91730
--------------------------------------------------------------------------------
(Address of principal executive offices)                (ZIP Code)

Registrant's telephone number, including area code      (909) 481-8821
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes _ No

Number of shares outstanding of the issuer's Common Stock, par value .001 per share, as of March 31, 2000 - 48,265,190 shares.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              HITSGALORE.COM, INC.
                                 BALANCE SHEETS

                                                     MARCH 31,     DECEMBER 31,
                                                       2000             1999
                                                   -------------   -------------
                                                    (UNAUDITED)
     ASSETS
Current assets:
 Cash                                              $     16,097    $      2,223
 Other current assets                                     2,355           4,855
                                                   -------------   -------------
Total current assets                                     18,452           7,078
Property and equipment, net of accumulated
  depreciation of $112,827 and $81,233,
  respectively                                          302,308         284,151
Intangible assets, net of accumulated
  amortization of $155,233 and $116,425,
  respectively                                          310,467         349,275
                                                   -------------   -------------
Total assets                                       $    631,227    $    640,504
                                                   =============   =============

     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Bank overdraft                                    $     98,679    $         --
 Short-term borrowings                                  849,000         524,000
 Accounts payable and accrued expenses                  409,550         289,974
 Due to officers and stockholders                       106,705          65,000
 Note payable                                             3,970           4,788
 Allowance for cancellations and refunds                184,664         184,664
 Accrued compensation and employee benefits             172,093         174,471
 Merger liabilities assumed                           1,726,625       1,726,625
                                                   -------------   -------------
Total current liabilities                             3,551,286       2,969,522
                                                   -------------   -------------
Long-term portion of note payable                        13,874          14,387
                                                   -------------   -------------
Commitments and contingencies

Stockholders' deficit:
Class B convertible preferred stock, stated
  value and liquidation preference - $1.00 per
  share; authorized 10,000,000 shares, issued and
  outstanding 100,000 shares in 2000 and 1999            54,764          54,764
 Common stock, $.001 par value; authorized
  50,000,000 shares, issued and outstanding
  48,265,190 and 48,289,848 shares in 2000 and
  1999, respectively                                     48,264          48,289
 Additional paid in capital                           2,846,114       2,809,589
 Accumulated deficit                                 (5,883,075)     (5,256,047)
                                                   -------------   -------------
Total stockholders' deficit                          (2,933,933)     (2,343,405)
                                                   -------------   -------------
Total liabilities and stockholders' deficit        $    631,227    $    640,504
                                                   =============   =============

See Notes to Financial Statements

                              HITSGALORE.COM, INC.
                            STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED MARCH 31, 2000 and 1999 (UNAUDITED)



                                                           3 months ended
                                                      March 31,       March 31,
                                                        2000            1999

Net revenues                                       $     13,042    $    391,679
                                                   -------------   -------------
Costs and expenses:
 Selling, general and administrative expenses           569,667         180,678
 Depreciation and amortization                           70,403           4,343
                                                   -------------   -------------
Total costs and expenses                                640,070         185,021
                                                   -------------   -------------
(Loss) income before income taxes                      (627,028)        206,658
Provision for income taxes                                   --          78,530
                                                   -------------   -------------
Net (loss) income                                  $   (627,028)   $    128,128
                                                   =============   =============

Basic (loss) earnings per share                    $      (0.01)   $       0.02
                                                   =============   =============
Diluted (loss) earnings per share                  $      (0.01)   $       0.01
                                                   =============   =============


See Notes to Financial Statements

                              HITSGALORE.COM, INC.
                            STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1999 and 2000 (UNAUDITED)

                                                           3 months ended
                                                      March 31,       March 31,
                                                        2000            1999

Net cash (used in) provided by operating
 activities                                        $   (436,927)   $     92,834
                                                   -------------   -------------
Cash flows from investing activities:
 Capital expenditures                                   (49,751)        (34,093)
 Reduction of merger liabilities assumed                     --        (151,452)
                                                   -------------   -------------
Net cash used in investing activities                   (49,751)       (185,545)
                                                   -------------   -------------
Cash flows from financing activities:
 Proceeds from short-term borrowings                    298,669              --
 Bank overdraft                                          98,679              --
 Advances from officers and stockholders                 41,705              --
 Proceeds from issuance of common stock
  and upon exercise of options and warrants              61,499         672,932
                                                   -------------   -------------
Net cash provided by financing activities               500,552         672,932
                                                   -------------   -------------
Net increase in cash                                     13,874         580,221
Cash at beginning of the period                           2,223           1,013
                                                   -------------   -------------
Cash at end of the period                          $     16,097    $    581,234
                                                   =============   =============


Supplemental Disclosure of Non-cash Investing and Financing Activities:

Issuance of common stock upon conversion
 of notes  payable                                 $         --    $      5,000
Issuance of common stock for offering costs              25,000              --
Merger liabilities assumed                                   --       1,867,446
Capital stock outstanding on date of Merger                  --         116,557


See Notes to Financial Statements

                              HITSGALORE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

SIGNIFICANT ACCOUNTING POLICIES

The unaudited balance sheets as of March 31, 2000 and 1999 and the unaudited statements of operations and cash flows for the three months ended March 31, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the full fiscal year.

Earnings per Share

The weighted average number of common shares outstanding during the three months ended March 31, 2000 and 1999 was approximately 48,264,768 and 8,433,689 shares, respectively. The effect of outstanding options and warrants were anti-dilutive in 2000 and were not included in the computation of loss per share. As of March 31, 2000, the Company had 540,000 options and warrants outstanding, exercisable at prices ranging from $0.70 to $10.50 per share. The options outstanding expire on various dates.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred an operating loss of $627,028 for the 3 month period ended March 31, 2000 and $2,624,461 in 1999 and had a working capital deficiency of approximately $3,532,834 at March 31, 2000 and $2,962,444 at December 31, 1999. Additionally,
the Company is subject to various legal and administrative proceedings. An unfavorable outcome in one or more of these actions or proceedings could have an adverse effect on the Company's liquidity and ability to maintain current business operations. In the absence of a sufficient amount of cash flows from operations or from financing transactions, the Company would be required to seek other alternatives, including sale, merger or discontinuance of operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


SUBSEQUENT EVENTS

On April 17, 2000, the Life Foundation Trust ("LFT") defaulted on its payment obligations to the Company under an agreement dated April 15, 1999 (the "Agreement") and an early payment agreement dated February 16, 2000 (the "Early Payment Agreement").

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

Net revenues-

The Company had net revenues of $13,042 for the three months ended March 31, 2000, compared with $391,679 for the three months ended March 31, 1999. From the launch of its initial website in late 1998 until April 1999, the focus of the Company was on the development of its business model incorporating its search engine and free banner placements. Revenues during this period were generated by the sale of Sponsorships, Hitsgalore Portal Services, the Key Word Bid & Rank program and Local City Editions ("LCEs"). As more fully described below, after April 15, 1999, the focus of the Company was on the development of LCEs under an agreement with the Life Foundation Trust ("LFT"). Consequently, revenues from the Company's Portal and other services declined from period to period.

On April 15, 1999, the Company entered into an agreement with the LFT for the development and sale of a large number of LCEs in exchange for $10 million. In order to fulfill its obligation under the LFT agreement the Company dramatically expanded its programming staff and contract programming needs, and diverted much of its administrative and sales staff to assist in the development of the LCEs under the LFT Agreement.

LFT defaulted in its payment obligations to the Company for the LCEs produced for it (see "Notes to Financial Statements - Subsequent Events"). Had LFT paid as agreed the Company intended to launch an aggressive marketing campaign designed to drive traffic to the Local City Editions at Hitsgalore.com, and to recover the substantial costs incurred in developing the LCEs. The Company had also intended to expand the Hitsgalore Portal Services and create other products, services and incentives to encourage revenue-generating visitors to the Company's websites.

As the Company neared completion of its LCEs it began to re-focus its development and programming efforts toward the Hitsgalore Business Exchange 2000 ("HBX2000"), and on February 29, 2000 the Company launched its new website at www.HBX2000.com. The Company has filed for U.S. patent protection of its business-to-business e-commerce model. In addition to programming expenditures related to the HBX2000, the Company invested significant resources in its "Live Trading Floor" for the business exchange, located in facilities adjacent to its administrative offices in Rancho Cucamonga, California.

The HBX2000 is a B2B Internet exchange whereby a trade organization provides pre-qualified "one on one" sales introductions to companies listed with the HBX2000, thus matching buyers and sellers of products and services. The HBX2000 generates revenue from monthly listing fees that companies pay to be listed on the HBX2000 exchange. Fees range from $500 to $15,000 per month. Although listing contracts have been executed, there were no significant HBX2000 revenues in the 1st quarter of 2000 due to initial free period clauses and other special incentives.

In April 2000 the Company initiated the HBX2000 Local City Brokers program. Under the program, Local City Brokers contact local businesses and introduce them to the HBX2000.com. As an authorized broker for the HBX2000, the Local City Broker will have full access to a "live floor trader" on the HBX2000 who can match both buyers and sellers for the local businesses.

The Company believes the Hitsgalore Portal Services and the local city editions of Hitsgalore.com can complement the HBX2000 Local City Brokers program and be beneficial to the HBX2000 website. As a result, the Company is in the process of modifying the LCE program and expanding its sales and support capabilities of the Portal Services.

Selling, general and administrative expenses-

Selling, general and administrative expenses totaled approximately $569,667 and $180,678 for the three months ended March 31, 2000 and 1999, respectively. The increase is due to professional fees in connection with the class action lawsuits against the Company dismissed with prejudice on February 23, 2000 and higher overall costs, including salary expense.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2000 totaled approximately $70,403, compared to approximately $4,343 for the three months ended March 31, 1999. The increase was due to a higher investment from period to period in property and equipment and amortization of intangibles arising from the from the acquisition of the internet-related assets of Solvere.

Income Taxes

For the three months ended March 31, 1999, the provision for income taxes was approximately 38% of pre-tax income. No provision (credit) for income taxes was made in the 2000 period due to current and cumulative prior period operating losses.

Liquidity and Capital Resources

The Company continued to rely on short-term borrowings in the 2000 1st quarter to fund its operations. During the 1st quarter of 2000, short-term borrowings increased by approximately $325,000 from those outstanding on December 31, 1999. As of March 31, 2000, the Company does not have the cash, working capital and commitments for additional equity investments to sustain its current level of operations and will need to raise additional funds in order to maintain operations at current levels, expand or enhance its products and services. There can be no assurance that any additional funds will be available to the Company.

The principal uses of cash in the 1st quarter were cash used in operations of approximately $436,927 and capital expenditures of approximately $49,751.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

All material pending legal proceedings to which the Registrant is a party and proceedings which have been terminated are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 2. Changes in Securities.

During the three months ending March 31, 2000, the Company issued shares of common stock in the following transactions:

The Company issued 35,715 shares pursuant to the exercise of warrants outstanding at the date of the Merger and 1,000 shares in exchange for services rendered. In addition, net shares of 75,876 that had been issued prior to the Merger were cancelled pursuant to a settlement of pre-Merger obligations.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

3.i. *   Articles of Incorporation, as amended
3.ii *   By-laws, as amended
27.  **  Financial Data Schedule (Three Months Ended March 31, 2000).

* Incorporated by reference to the Company's Registration Statement on Form 10 as filed on July 23, 1996
** Filed herewith.


(b)  Reports on Form 8-K:

The following reports were filed on Form 8-K for the three months ended March 31, 2000, and prior to the filing date hereof:

The Company filed a Form 8-K on April 14, 2000. The event reported was the inability of the Company to file its Annual Report on Form 10-K for the year ended December 31, 1999 within the grace period afforded under Rule 12b-25.

The Company filed a Form 8-K on April 17, 2000. The event reported was the default of the Life Foundation Trust on its payment obligations to the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HITSGALORE.COM, INC.                  Date: June 1, 2000.


By /s/ Robert A. Thompson
  ----------------------------
  Principal Accounting
  Officer and Director