Form 10-Q
period 2000-06-30
HITSGALORE COM INC
filed 2000-08-21
CIK 949857

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares outstanding of the issuer's Common Stock, par value .001 per share, as of June 30, 2000 - 48,836,999 shares.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                              HITSGALORE.COM, INC.
                                 BALANCE SHEETS


                                                   June 30,      December 31,
                                                     2000            1999
                                                 ------------    ------------
                                                         (UNAUDITED)
            ASSETS

Current assets:
 Cash                                            $    16,810     $     2,223
 Accounts receivable trade                            53,320              --
 Other current assets                                  2,355           4,855
                                                 ------------    ------------
Total current assets                                  72,485           7,078
Property and equipment, net of accumulated
 depreciation of $148,741 in 2000 and $81,233
 in 1999                                             319,014         284,151
Intangible assets, net of accumulated
 amortization of $194,042 in 2000 and
 $116,425                                            271,658         349,275
                                                 ------------    ------------
Total assets                                     $   663,157     $   640,504
                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Bank overdraft                                   $    97,859     $        --
Short-term borrowings                                928,750         524,000
Due to officers and stockholders                      20,500          65,000
Current portion of note payable                        4,619           4,788
Accounts payable and accrued expenses                498,813         289,974
Accrued compensation and employee benefits           351,295         174,471
Allowance for cancellation & refunds                   5,690         184,664
Merger liabilities assumed                         1,726,625       1,726,625
                                                 ------------    ------------
Total current liabilities                          3,634,151       2,969,522

Long-term portion of note payable                     12,263          14,387
                                                 ------------    ------------
Total liabilities                                  3,646,414       2,983,909
                                                 ------------    ------------
Commitments and contingencies

Stockholders' deficit:
 Class B convertible preferred stock, stated
  value and liquidation preference - $1.00 per
  share; authorized 10,000,000 shares, issued
  and outstanding 100,000 shares                      54,764          54,764
 Common stock, $.001 par value; authorized
  50,000,000 shares, issued and outstanding
  48,836,999 shares in 2000 and 48,289,848
  shares in 1999                                      48,837          48,289
 Additional paid in capital                        3,515,731       2,809,589
 Accumulated deficit                              (6,602,589)     (5,256,047)
                                                 ------------    ------------
Total stockholders' deficit                       (2,983,257)     (2,343,405)
                                                 ------------    ------------
Total liabilities and stockholders' deficit      $   663,157     $   640,504
                                                 ============    ============

See Notes to Financial Statements

                                       HITSGALORE.COM, INC.
                                UNAUDITED STATEMENTS OF OPERATIONS

                                             Six Months Ended            Three Months Ended
                                                 June 30,                      June 30,
                                       ---------------------------   ---------------------------
                                           2000           1999           2000           1999
                                       ------------   ------------   ------------   ------------
Net revenues                           $   117,950    $ 1,686,469    $   104,908    $ 1,294,790
                                       ------------   ------------   ------------   ------------
Costs and expenses:
 Selling, general and administrative
  expenses                               1,318,635      1,202,475        748,968      1,021,797
 Depreciation and amortization             145,124         63,600         74,721         59,257
                                       ------------   ------------   ------------   ------------
Total costs and expenses                 1,463,759      1,266,075        823,689      1,081,054
                                       ------------   ------------   ------------   ------------
Income (loss) from operations           (1,345,809)       420,394       (718,781)       213,736
Interest income                                  4          2,415              4          2,415
Interest expense                              (737)          (378)          (737)          (378)
                                       ------------   ------------   ------------   ------------


Income (loss) before income taxes       (1,346,542)       422,431       (719,514)       215,773
Provision for income taxes                      --        157,500             --         78,970
                                       ------------   ------------   ------------   ------------
Net income (loss)                      $(1,346,542)   $   264,931    $  (719,514)   $   136,803
                                       ============   ============   ============   ============

Basic (loss) earnings per share        $     (0.03)   $      0.01    $     (0.01)     $      --

Diluted (loss) earnings per share      $     (0.03)   $      0.01    $     (0.01)     $      --


See Notes to Financial Statements

                                                3

                              HITSGALORE.COM, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999


                                                        2000            1999
                                                   -------------   -------------

Net cash used in operating activities              $   (958,033)   $   (868,564)
                                                   -------------   -------------
Cash flows from investing activities:
 Expenditures for property and equipment               (102,371)       (296,365)
 Expenditures for intangible assets                          --         (98,500)
                                                   -------------   -------------
Net cash used in investing activities                  (102,371)       (394,865)
                                                   -------------   -------------
Cash flows from financing activities:
 Proceeds from short-term borrowings                    684,500              --
 Bank overdraft                                          97,859              --
 Proceeds from issuance of common stock
  and from exercise of options and warrants             339,425       1,849,760
 Proceeds from common stock to be issued                     --         138,500
 Payments on merger liabilities assumed                      --        (425,779)
 Payments of borrowings from affiliated company              --         (22,699)
 Payments and borrowings from officers and
  Stockholders, net                                     (44,500)         (2,250)
 Payments on note payable                                (2,293)         (2,161)
                                                   -------------   -------------
Net cash provided by financing activities             1,074,991       1,535,371
                                                   -------------   -------------
Net increase in cash                                     14,587         271,942
Cash at beginning of the period                           2,223           1,013
                                                   -------------   -------------
Cash at end of the period                          $     16,810    $    272,955
                                                   =============   =============


Supplemental Disclosure of Cash Flow Information and Non-cash Investing and Financing Activities:

Issuance of common stock upon conversion of
 short-term borrowings and notes payable           $    279,750    $      5,000
Common stock issued for services rendered                87,515              --
Merger liabilities assumed                                   --       1,873,722
Non-cash liquidations of merger liabilities
 assumed                                                     --         676,304
Stock subscription receivable                                --      10,000,000
Issuance of common stock in exchange for
 intangible assets                                           --         367,200
Issuance of note payable in exchange for
 equipment                                                   --          28,000


Cash paid during the period for:
 Interest                                                   737             378
 Income taxes                                                --              --

See Notes to Financial Statements

                              HITSGALORE.COM, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


THE REORGANIZATION AND MERGER

On March 19, 1999, the Company (formerly Systems Communications, Inc.) and Hitsgalore.com, a Nevada corporation ("Old Hitsgalore.com"), completed a merger (the "Merger"). Pursuant to the Merger, Old Hitsgalore.com was merged into the Company and the Company changed its name to Hitsgalore.com, Inc.

For accounting purposes, the Merger of Old Hitsgalore.com into the Company was treated as a recapitalization, with Old Hitsgalore.com as the acquirer. As a result of the Merger, the historical financial statements and operations of Old Histgalore.com prior to March 19, 1999 became those of the Company. Old Hitsgalore was incorporated on July 21, 1998 and was in the development stage until the later part of 1998.

As part of the reorganization in connection with the Merger (the "Reorganization"), the Company declared a share consolidation (a reverse split) of its then issued and outstanding common stock, options, warrants and other rights to purchase its common stock. The reverse split reduced each seven shares of common stock outstanding to one share. The reverse split also applied to all outstanding options, warrants, convertible securities and other rights to acquire the Company's common stock. The effect of the reverse split was such that the Company would have approximately 8,000,000 shares of common stock issued and outstanding, assuming exercise of all such options, warrants and other rights, on the effective date of the Merger.

In connection with the Merger, the stockholders of Old Hitsgalore.com received 37,675,000 shares of common stock in conversion of all of the issued and outstanding shares of common stock of Old Hitsgalore.com. An additional 2,000,000 shares common stock were issued as compensation to consultants and professionals rendering services in connection with the Merger.

The Reorganization included the transfer of the Company's previous business, properties and assets to International Healthcare Solutions, Inc., a Florida corporation organized for that purpose ("IHSI") in exchange for twenty million shares of IHSI, constituting all of the outstanding common stock of IHSI. The Company also declared a dividend in kind, payable in all of the shares of IHSI common stock, to the Company's stockholders of record on April 6, 1999. In furtherance of the dividend, the ISHI common stock was transferred into a constructive trust for the benefit of the Company's stockholders. The IHSI common stock is to be distributed to the Company's stockholders entitled to receive the dividend when a registration statement covering the distribution under the Securities Act of 1933 becomes effective. IHSI has ceased all operations and there is no assurance that any such registration statement will be filed.

SIGNIFICANT ACCOUNTING POLICIES

The unaudited balance sheet as of June 30, 2000, the unaudited statements of operations for the six months and three months ended June 30, 2000 and 1999 and the unaudited statements of cash flows for the six months ended June 30,2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results for the full fiscal year.

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

EARNINGS PER SHARE

The weighted average number of common shares outstanding during the six months and three months ended June 30, 2000 was approximately 48,232,708 shares and 48,122,343 shares, respectively. The weighted average number of common shares outstanding during the six months and three months ended June 30, 1999 was approximately 22,675,655 shares and 47,320,875 shares, respectively. The effect of outstanding options and warrants for the respective periods were anti-dilutive and were not included in the computation of diluted earnings
(loss) per share. As of June 30, 2000, the Company had approximately 517,000 options and warrants outstanding, exercisable at prices ranging from $0.70 to $10.50 per share. The options outstanding expire on various dates through the year 2001.

In June 2000, Steve Bradford, the Company's President and Chief Executive Officer, resigned all of his positions with the Company. As a part of the resignation agreement, Mr. Bradford agreed to, among other things, to return 4,000,000 shares of the Company's common stock that were issued to Mr. Bradford in connection with the Merger. These shares were returned to the Company in July 2000.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred an operating loss of $1,346,542 for the six months ended June 30, 2000 and had a working capital deficiency of approximately $3.5 million at June 30, 2000. Additionally, the Company is subject to various legal and administrative proceedings, many of which were assumed in the Merger. An unfavorable outcome in one or more of these actions or proceedings could have an adverse effect on the Company's liquidity and ability to maintain current business operations. In the absence of a sufficient amount of cash flows from operations or from financing transactions, the Company would be required to seek other alternatives, including sale, merger, reorganization or discontinuance of operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

LIFE TRUST FOUNDATION DEFAULT

On April 17, 2000, the Life Foundation Trust ("LFT") defaulted on its payment obligations to the Company under an agreement dated April 15, 1999 (the "Agreement") and an early payment agreement dated February 16, 2000 (the "Early Payment Agreement").

Under the Agreement, LFT was to pay $10,000,000 for the purchase of 2,000,000 shares of the Company's common stock pursuant to a stock subscription agreement (the "Subscription Agreement") and $10,000,000 for the development of Local City Editions of the Company's web site. As of March 31, 2000, the Company had fulfilled its obligations under the Agreement. The Agreement provided for payment in full on April 15, 2000. The payment obligation is secured by a security interest and lien on an undivided interest in a collection of Aden stamps (the "Collectibles"). The Collectibles are held in safekeeping by an independent trust company located in New York, NY.

The Early Payment Agreement provided for the payment of $3,500,000 on or before February 21, 2000 and $16,500,000, in one or more installments, over a period of thirty days following the date of the initial payment under the Early Payment Agreement.

As a result of the default by LFT, the Company has retained counsel to explore its options with respect to liquidating the Collectibles in payment of monies due under the Agreement. Because we believe that persons may attempt to defeat the Company's claims to the collateral and may claim interests in the collateral adverse to those of the Company, the liquidation process may be protracted and it is too early to estimate with any degree of certainty the Company's likelihood of recovery. Because of the uncertainty of collection on the LFT obligation, the Company wrote off all receivables due from LFT and recorded a charge to income of $6.9 million in 1999. The Company did not report any revenues from LFT in 2000.

In April 2000 the Company demanded that LFT return all shares of the Company's common stock held in its possession, including 8 million shares transferred to LFT by the Company's Chairman in contemplation of completing all of the proposed transactions between the Company and LFT. Pursuant to the demand for the return of shares, LFT returned 1,750,000 shares of the 2,000,000 shares issued to LFT pursuant to the Subscription Agreement and the 8 million shares transferred to LFT by the Company's Chairman. The Company has retained counsel to determine what actions an be taken to recover the 250,000 shares issued to LFT under the Subscription Agreement that were not returned to the Company or any funds received by LFT from the sale of the shares. It is too early to estimate with any degree of certainty the Company's likelihood of recovery.

The 8 million shares transferred to LFT by the Company's Chairman that were returned to the Company by LFT were reissued to the Chairman in May 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Report on Form 10-Q, that are not purely historical, are forward-looking information and statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the Company's expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to the Company on the date hereof. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. The forward-looking statements contained here-in are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding, among other things, the Company's ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately and many of which may be beyond the control of the Company. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this form 10-Q will prove to be accurate.

The following discussion should be read in conjunction with the Financial Statements and notes thereto, appearing elsewhere herein.

Net revenues-

The Company had net revenues of approximately $ 117,950 and $104,908 for the six months and three months ended June 30, 2000, respectively, compared with $1,686,469 and $1,294,790, respectively, for the corresponding 1999 periods. Excluding revenues of $1,250,000 recognized from LFT in the second quarter of 1999, net revenues for the six months and three months ended June 30, 1999 would have been $436,469 and $44,790, respectively. The decrease in revenues, excluding LFT revenues, for the six months ended June 30, 2000 as compared to the corresponding 1999 period was the result of the Company focusing almost solely on completion of its obligations under its agreements with LFT at the expense of its other products and services. The increase in revenues, excluding LFT revenues, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 was the result of the Company refocusing its business back to its original core products and services and the development of new e-commerce products and services, including the Hitsgalore Business Exchange ("HBX2000"), a B2B exchange, located on the internet at www.HBX2000.com.

Selling, general and administrative expenses-

Selling, general and administrative expenses totaled approximately $1,318,635 and approximately $748,968 for the six months and three months ended June 30, 2000, respectively, as compared to approximately $1,202,475 and $1,021,797, respectively, for the corresponding 1999 periods. During the six month ended June 30, 2000, the Company spent heavily on development of enhancements to its web site and on the development of new products and services, including HBX2000. The increased spending on the Company's web site and new products principally occurred in the second quarter of 2000. The increased spending for the six months ended June 30, 2000 was offset on a comparative basis with the corresponding period of last year by a reduction in advertising expenses, which consisted principally of a national radio campaign. The decrease in selling, general and administrative expenses from $1,021,797 in the second quarter of 1999 to $748,968 in the second quarter of 2000 principally reflects the costs of the national radio advertising campaign. These costs were incurred in the second quarter of 1999 with no corresponding costs in the second quarter of 2000. Selling, general and administrative expenses during the respective periods also reflect ongoing costs related to pending legal and other administrative matters.

Depreciation and Amortization-

Depreciation and amortization for the six months and three months ended June 30, 2000 totaled approximately $145,124 and 74,723, respectively, as compared to approximately $63,600 and $59,257, respectively, for the six months and three months ended June 30, 1999. The increases in 2000 as compared to the corresponding periods of 1999 were due to a higher investment in property and equipment. In addition to web site and new product development expenditures recorded as selling, general and administrative expenses, the Company invested significant resources in its "Trading Floor" and related computer equipment for its HBX2000 business exchange, located in facilities adjacent to its administrative offices in Rancho Cucamonga, California.

Income Taxes-

No provisions (credits) for income taxes were made in 2000 due to the Company reporting operating losses. For the six months and three months ended June 30, 1999, the Company recorded provisions for income taxes of approximately 37.3% and 36.6% of pre-tax income. The principal reason for the difference between the Federal income rate of 34% and the effective tax rates for the respective periods was the effect of state income taxes.

In December 1999, the Company reversed all previously recorded provisions for income taxes that were made during the year. The reversal of previously recorded income taxes was the result of the elimination of revenues recognized by the Company under its agreement with LFT due to LFT's default in April 2000 of its payment obligations to the Company. The default by LFT, the recognition of the bad debt expense and the write-off of the related LFT receivables associated with the default caused the Company to report a loss for the full 1999 fiscal year. As a result, the Company reported no tax provision for the 1999 fiscal year.

Liquidity and Capital Resources-

The Company has relied on short-term borrowings, private placements of the Company's common stock, non-payment of compensation due to executive officers and deferral of payments to trade and other creditors to fund its operations. During the first six months of 2000, short-term borrowings, accrued compensation to executive officers and other liabilities all increased as compared to the related amounts outstanding at December 31, 1999 (see the related Balance Sheets and Statements of Cash Flows included elsewhere herein).

As of June 30, 2000, the Company does not have the cash, working capital and commitments for additional equity or loan facilities to sustain its current level of operations and will need to raise additional funds in order to maintain operations at current levels and expand or enhance its products and services. There can be no assurance that any additional funds will be available to the Company.

The principal uses of cash in the 1st half of 2000 were cash used in operations of approximately $958,033 and capital expenditures of approximately $102,000.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

All material pending legal proceedings to which the Registrant is a party are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and in the Company's Current Report on Form 8-K dated June 9, 2000.

In addition, the plaintiffs in the Involuntary Petition under Chapter 7 of the U.S. Bankruptcy Code that was filed against Systems Communications, Inc. on June 1, 1998 have filed an appeal to the dismissal of the Chapter 7 proceeding that was entered in the United States Bankruptcy Court for the Middle District of Florida on April 20, 1999. The Company is waiting on a ruling from the United Bankruptcy Court to the appeal.

On July 7, 2000, the United States District Court for the District of Utah, Central Division, entered a judgment in favor of Kenneth D. Lame and against Hitsgalore.com, Inc. in the amount of $302,233. As of June 30, 2000, the Company had reserved a liability for this action in the amount of $450,000.

The Company has been advised that the United States District Court of Pinellas County, Florida has entered a judgement against Hitsgalore.com, Inc. in favor of Mr. Edwin B. Salmon, Jr., former Chairman of the Board of Systems Communications, Inc., and one other person to whom Mr. Salmon transferred shares of Hitsgalore.com, Inc. common stock in violation of certain lock-up and other agreements between the Company and Mr. Salmon. The Company intends to vigorously defend execution of the judgement.

Item 2. Changes in Securities

During the six months ending June 30, 2000, the Company issued shares of common stock in the following transactions:

The Company issued 1,572,500 shares in a private placement transaction and received net proceeds of $229,500.

The Company issued 717,143 shares upon exercise of outstanding options and warrants and upon conversion of short-term borrowings and received net proceeds of approximately $319,750.

The Company issued 83,384 shares valued at $87,515 in the aggregate for services rendered to the Company.

In addition, the Company cancelled 1,750,000 shares previously issued to LFT as a result of the default by LFT of its payment obligations to the Company and 75,876 shares that had been issued prior to the Merger in connection with a rescinded business transaction.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

3.i. *   Articles of Incorporation, as amended
3.ii *   By-laws, as amended
27.  **  Financial Data Schedule (Six Months Ended June 30, 2000).

* Incorporated by reference to the Company's Registration Statement on Form 10 as filed on July 23, 1996
** Filed herewith.

(b)  Reports on Form 8-K:

The following reports were filed on Form 8-K for the three months ended June 30, 2000:

The Company filed a Form 8-K on April 14, 2000. The event reported was the inability of the Company to file its Annual Report on Form 10-K for the year ended December 31, 1999 within the grace period afforded under Rule 12b-25.

The Company filed a Form 8-K on April 17, 2000. The event reported was the default of the Life Foundation Trust on its payment obligations to the Company.

The Company filed a Form 8-K on June 27, 2000. The events reported were (1) a notice received by the Company on June 9, 2000, that staff members of the United States Securities and Exchange Commission intended to make a recommendation to the Commission seeking authority to file a civil injunctive action in the United States District Court against the Company and Steve Bradford, the Company's President and Chief Executive Officer, for alleged violations of Section 10(b) of Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and
(2) the resignation of Steve Bradford as the Company's President and Chief Executive Officer, effective June 21, 2000 pursuant to a negotiated "confidential" resignation agreement.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HITSGALORE.COM, INC.                  Date: August 21, 2000.


By /S/ Robert A. Thompson
  ----------------------------
  Principal Accounting
  Officer and Director