Form 10-Q/A
period 2000-06-30
HITSGALORE COM INC
filed 2000-11-14
CIK 949857

                                   FORM 10-Q\A
                               (Amendment No. 1)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of June 30, 2000 - 48,836,999 shares.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                              HITSGALORE.COM, INC.
                                 BALANCE SHEETS


                                                   June 30,      December 31,
                                                     2000            1999
                                                 ------------    ------------
                                                         (UNAUDITED)
            ASSETS

Current assets:
 Cash                                            $    16,810     $     2,223
 Accounts receivable trade                            53,320              --
 Other current assets                                  2,355           4,855
                                                 ------------    ------------
Total current assets                                  72,485           7,078
Property and equipment, net of accumulated
 depreciation of $148,741 in 2000 and $81,233
 in 1999                                             319,014         284,151
Intangible assets, net of accumulated
 amortization of $194,042 in 2000 and
 $116,425                                            271,658         349,275
                                                 ------------    ------------
Total assets                                     $   663,157     $   640,504
                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Bank overdraft                                   $    97,859     $        --
Short-term borrowings, less unamortized
 debt discount of $507,943 in 2000                   420,807         524,000
Due to officers and stockholders                      20,500          65,000
Current portion of note payable                        4,619           4,788
Accounts payable and accrued expenses                498,813         289,974
Accrued compensation and employee benefits           351,295         174,471
Allowance for cancellation & refunds                   5,690         184,664
Merger liabilities assumed                         1,726,625       1,726,625
                                                 ------------    ------------
Total current liabilities                          3,126,208       2,969,522

Long-term portion of note payable                     12,263          14,387
                                                 ------------    ------------
Total liabilities                                  3,138,471       2,983,909
                                                 ------------    ------------
Commitments and contingencies

Stockholders' deficit:
 Class B convertible preferred stock, stated
  value and liquidation preference - $1.00 per
  share; authorized 10,000,000 shares, issued
  and outstanding 100,000 shares                      54,764          54,764
 Common stock, $.001 par value; authorized
  50,000,000 shares, issued and outstanding
  48,836,999 shares in 2000 and 48,289,848
  shares in 1999                                      48,837          48,289
 Additional paid in capital                        4,344,481       2,809,589
 Accumulated deficit                              (6,923,396)     (5,256,047)
                                                 ------------    ------------
Total stockholders' deficit                       (2,475,314)     (2,343,405)
                                                 ------------    ------------
Total liabilities and stockholders' deficit      $   663,157     $   640,504
                                                 ============    ============

See Notes to Financial Statements

                                       HITSGALORE.COM, INC.
                                UNAUDITED STATEMENTS OF OPERATIONS

                                             Six Months Ended            Three Months Ended
                                                 June 30,                      June 30,
                                       ---------------------------   ---------------------------
                                           2000           1999           2000           1999
                                       ------------   ------------   ------------   ------------
Net revenues                           $   117,950    $ 1,686,469    $   104,908    $ 1,294,790
                                       ------------   ------------   ------------   ------------
Costs and expenses:
 Selling, general and administrative
  expenses                               1,318,635      1,202,475        748,968      1,021,797
 Depreciation and amortization             145,124         63,600         74,721         59,257
                                       ------------   ------------   ------------   ------------
Total costs and expenses                 1,463,759      1,266,075        823,689      1,081,054
                                       ------------   ------------   ------------   ------------
Income (loss) from operations           (1,345,809)       420,394       (718,781)       213,736
Interest income                                  4          2,415              4          2,415
Interest expense                          (321,544)          (378)      (321,544)          (378)
                                       ------------   ------------   ------------   ------------


Income (loss) before income taxes       (1,667,349)       422,431     (1,040,321)       215,773
Provision for income taxes                    --          157,500           --           78,970
                                       ------------   ------------   ------------   ------------
Net income (loss)                      $(1,667,349)   $   264,931    $(1,040,321)   $   136,803
                                       ============   ============   ============   ============

Basic (loss) earnings per share        $     (0.03)   $      0.01    $     (0.02)     $      --

Diluted (loss) earnings per share      $     (0.03)   $      0.01    $     (0.02)     $      --


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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred an operating loss of $1,667,349 for the six months ended June 30, 2000 and had a working capital deficiency of approximately $3.1 million at June 30, 2000. Additionally, the Company is subject to various legal and administrative proceedings, many of which were assumed in the Merger. An unfavorable outcome in one or more of these actions or proceedings could have an adverse effect on the Company's liquidity and ability to maintain current business operations. In the absence of a sufficient amount of cash flows from operations or from financing transactions, the Company would be required to seek other alternatives, including sale, merger, reorganization or discontinuance of operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


RESTATEMENT OF SECOND QUARTER 2000 OPERATING RESULTS

During the third quarter of 2000, the Company determined that it had incorrectly accounted for the intrinsic value of the beneficial conversion feature contained in convertible debt securities issued during the second quarter of 2000, and restated its previously reported operating results. The correction of this error had the effect of increasing interest expense and the net loss for the six months and three months ended June 30, 2000, as previously reported, by $320,807, increasing additional paid in capital as of June 30, 2000, as previously reported, by $828,750 and decreasing short-term borrowings, net of debt discount, as of June 30, 2000 as previously reported, by $507,943.

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

Interest Expense-

Interest expense for the six months and three months ended June 30, 2000 consists primarily of $320,807 from the amortization of debt discount related to short-term borrowings (see "Restatement of Second Quarter 2000 Operating Results").

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


HITSGALORE.COM, INC.                  Date: November 14, 2000


By /S/ Robert A. Thompson
  ----------------------------
  Principal Accounting
  Officer and Director