Form 10-Q
period 2000-09-30
HITSGALORE COM INC
filed 2000-11-14
CIK 949857

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of September 30, 2000 - 51,409,135 shares.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                              HITSGALORE.COM, INC.
                                 BALANCE SHEETS


                                                    September 30,  December 31,
                                                        2000           1999
                                                    -----------    -----------
                                                    (UNAUDITED)
                ASSETS

Current assets:
 Cash                                               $       --     $    2,223
 Accounts receivable                                    30,600             --
 Other current assets                                    2,355          4,855
                                                    -----------    -----------
Total current assets                                    32,955          7,078
Property and equipment, net of accumulated
 depreciation of $153,228 in 2000 and $81,233
 in 1999                                               209,641        284,151
Intangible assets, net of accumulated
 amortization of $232,850 in 2000 and
 $116,425 in 1999                                      232,850        349,275
                                                    -----------    -----------
Total assets                                        $  475,446     $  640,504
                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Bank overdraft                                      $    6,045    $        --
Short-term borrowings from related parties,
 less unamortized debt discount of $373,632
 in 2000                                               375,868        524,000
Due to officers and stockholders                        20,262         65,000
Current portion of note payable                             --          4,788
Accounts payable and accrued expenses                  593,285        289,974
Accrued compensation and employee benefits             453,373        174,471
Other liabilities                                           --        184,664
Merger liabilities and contingencies                 1,821,625      1,726,625
                                                    -----------    -----------
Total current liabilities                            3,270,458      2,969,522

Long-term portion of note payable                           --         14,387
                                                    -----------    -----------
Total liabilities                                    3,270,458      2,983,909
                                                    -----------    -----------
Commitments and contingencies

Stockholders' deficit:
 Class B convertible preferred stock, stated
  value and liquidation preference - $1.00 per
  share; authorized 10,000,000 shares, issued
  and outstanding 100,000 shares                        54,764         54,764
 Common stock, $.001 par value; authorized
  250,000,000 shares, issued and outstanding
  51,409,135 shares in 2000 and 48,289,848
  shares in 1999                                        51,409         48,289
 Additional paid in capital                          4,742,535      2,809,589
 Accumulated deficit                                (7,643,720)    (5,256,047)
                                                    -----------    -----------
Total stockholders' deficit                         (2,795,012)    (2,343,405)
                                                    -----------    -----------
Total liabilities and stockholders' deficit        $   475,446    $   640,504
                                                   ============   ============

See Notes to Financial Statements

                                      HITSGALORE.COM, INC.
                                    STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                            Nine Months Ended             Three Months Ended
                                               September 30,                 September 30,
                                       ---------------------------   ---------------------------
                                           2000           1999           2000           1999
                                       ------------   ------------   ------------   ------------
Net revenues                           $   148,799    $ 4,633,647    $    30,849    $ 2,947,178
                                       ------------   ------------   ------------   ------------
Operating costs and expenses:
 Selling, general and administrative
  expenses                               1,649,819      2,083,258        331,185        880,783
 Depreciation and amortization             215,756        129,527         70,631         65,928
                                       ------------   ------------   ------------   ------------
Total operating costs and expenses       1,865,575      2,212,785        401,816        946,711
                                       ------------   ------------   ------------   ------------
Income (loss) from operations           (1,716,776)     2,420,862       (370,967)     2,000,467

Other income (expense):
 Miscellaneous income                       10,000             --         10,000             --
 Loss on disposal of assets                 (2,246)            --         (2,246)            --
 Interest, net                            (678,651)         2,180       (357,111)           145
                                       ------------   ------------   ------------   ------------

Income (loss) before income taxes       (2,387,673)     2,423,042       (720,324)     2,000,612
Provision for income taxes                      --        920,396             --        762,896
                                       ------------   ------------   ------------   ------------
Net income (loss)                      $(2,387,673)   $ 1,502,646    $  (720,324)   $ 1,237,716
                                       ============   ============   ============   ============

Basic (loss) earnings per share        $     (0.05)   $      0.07    $     (0.01)   $      0.02

Diluted (loss) earnings per share      $     (0.05)   $      0.07    $     (0.01)   $      0.02

See Notes to Financial Statements

                              HITSGALORE.COM, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                        2000            1999
                                                   -------------   -------------

Net cash used in operating activities              $   (765,743)   $ (1,210,466)
                                                   -------------   -------------
Cash flows from investing activities:
 Expenditures for property and equipment                (81,187)       (334,646)
 Expenditures for intangible assets                          --         (98,500)
                                                   -------------   -------------
Net cash used in investing activities                   (81,187)       (433,146)
                                                   -------------   -------------
Cash flows from financing activities:
 Proceeds from short-term borrowings                    505,000              --
 Proceeds from issuance of common stock
  and from exercise of options and warrants             349,500       2,153,326
 Proceeds from common stock to be issued                     --          49,900
 Payments of merger liabilities assumed                      --        (426,728)
 Payments of borrowings from affiliated company              --         (22,669)
 Payments and borrowings from officers and
  stockholders, net                                      (7,500)        (20,000)
 Payments on note payable                                (2,293)           (459)
                                                   -------------   -------------
Net cash provided by financing activities               844,707       1,733,370
                                                   -------------   -------------
Net (decrease) increase in cash                          (2,223)         89,758
Cash at beginning of the period                           2,223           1,013
                                                   -------------   -------------
Cash at end of the period                          $         --    $     90,771
                                                   =============   =============


Supplemental Disclosure of Cash Flow Information and Non-cash Investing and Financing Activities:

Issuance of common stock upon conversion of
 short-term borrowings and notes payable           $    519,000    $      5,000
Common stock issued for services rendered               101,591          40,000
Note payable issued for services                         60,000              --
Transfer of assets in payment of borrowings
 from officer                                            37,238              --
Merger liabilities assumed                                   --       2,358,371
Non-cash liquidations of merger liabilities
 assumed                                                     --         676,304
Stock subscription receivable                                --      10,000,000
Issuance of common stock in exchange for
 intangible assets                                           --         367,200
Issuance of note payable in exchange for
 equipment                                                   --          28,000

Cash paid during the period for:
 Interest                                                   737             890
 Income taxes                                                --              --


See Notes to Financial Statements

                              HITSGALORE.COM, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

As part of the Merger (and a reorganization of the Company, the "Reorganization"), the Company declared a share consolidation (a reverse split) of its then issued and outstanding common stock, options, warrants and other rights to purchase its common stock. The reverse split reduced each seven shares of common stock outstanding to one share. The reverse split also applied to all outstanding options, warrants, convertible securities and other rights to acquire the Company's common stock. The effect of the reverse split was such that the Company would have approximately 8,000,000 shares of common stock issued and outstanding, assuming exercise of all such options, warrants and other rights, on the effective date of the Merger.

In connection with the Merger, the stockholders of Old Hitsgalore.com received 37,675,000 shares of common stock in conversion of all of the issued and outstanding shares of common stock of Old Hitsgalore.com. An additional 2,000,000 shares common stock were issued as compensation to consultants and professionals rendering services in connection with the Merger.

The Reorganization included the transfer of the Company's previous business, properties and assets to International Healthcare Solutions, Inc., a Florida corporation organized for that purpose ("IHSI") in exchange for twenty million shares of IHSI, constituting all of the outstanding common stock of IHSI. The Company also declared a dividend in kind, payable in all of the shares of IHSI common stock, to the Company's stockholders of record on April 6, 1999. In furtherance of the dividend, the ISHI common stock was transferred into a constructive trust for the benefit of the Company's stockholders. The IHSI common stock is to be distributed to the Company's stockholders entitled to receive the dividend when a registration statement covering the distribution of the shares under the Securities Act of 1933 becomes effective. IHSI, to the best of the Company's knowledge and belief, has ceased operations; and, there is no assurance that any registration statement covering the issuance of IHSI shares will be filed.

SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principals consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

EARNINGS PER SHARE

The weighted average number of common shares outstanding for the nine months and three months ended September 30, 2000 was approximately 48,233,236 shares and 48,702,752 shares, respectively. The weighted average number of common shares outstanding for the nine months and three months ended September 30, 1999 was approximately 22,455,966 shares and 49,722,354 shares, respectively.

The effects of incremental shares from outstanding options and warrants and convertible debt securities on the computations of loss per share for the nine months and three months ended September 30, 2000 were anti-dilutive. As of September 30, 2000, the Company had approximately 127,184 options and warrants outstanding, exercisable at prices ranging from $0.70 to $10.50 per share. The options and warrants outstanding expire on various dates through the year 2003. The Company also has $749,500 of convertible debt securities outstanding. These securities, if converted as of September 30, 2000, would have been convertible into approximately 10.7 million shares (see "Short-Term Borrowings from Related Parties").

In July 2000, Steve Bradford, the Company's former President and Chief Executive Officer, returned and the Company cancelled 4,000,000 shares of its common stock pursuant to the terms of a resignation agreement between the Company and Mr. Bradford.

For the nine months and three months ended September 30, 1999, incremental shares from the assumed exercise of options and warrants included in the computation of diluted earnings per share were approximately 32,708 shares and 70,089 shares, respectively.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred an operating loss of $2,387,673 for the nine months ended September 30, 2000 and, as of September 30, 2000, had a working capital deficiency of approximately $3.2 million. Additionally, the Company is subject to various legal and administrative proceedings, many of which were assumed in the Merger. An unfavorable outcome in one or more of these actions or proceedings could have an adverse effect on the Company's liquidity and ability to maintain current business operations. In the absence of a sufficient amount of cash flows from operations or from financing transactions, the Company would be required to seek other alternatives, including sale, merger, reorganization or discontinuance of operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

As a result of the default by LFT, the Company retained counsel to explore its options with respect to liquidation of the Collectibles in payment of monies due under the Agreement. The Company has reason to believe that other persons may attempt to defeat the Company's claim to the collateral and claim interests in the collateral adverse to the Company's claim. Thus, the liquidation process may be protracted. It is too early to estimate with any degree of certainty the Company's likelihood of recovery. Because of the uncertainty of collecting the LFT obligations, the Company wrote off all of the receivables due from LFT, including the Subscription Receivable, and recorded a charge to income of $6.9 million in the fourth quarter of 1999 and discontinued recognizing revenues from the LFT Agreement.

In April 2000 the Company demanded that LFT return all shares of the Company's common stock held in its possession, including eight million shares transferred to LFT by the Company's Chairman in contemplation of completing all of the proposed transactions between the Company and LFT. Pursuant to the demand for the return of shares, LFT returned 1,750,000 shares of the 2,000,000 shares issued to LFT pursuant to the Subscription Agreement and the eight million shares transferred to LFT by the Company's Chairman. The Company has retained counsel to determine what actions can be taken to recover the 250,000 shares issued to LFT under the Subscription Agreement that were not returned to the Company or any funds received by LFT from the sale of the shares. It is too early to estimate with any degree of certainty the Company's likelihood of recovery.

The eight million shares were cancelled and reissued to the to the Company's Chairman in May 2000.

SHORT-TERM BORROWINGS FROM RELATED PARTIES

Short-term borrowings to related parties at September 30, 2000 consist of $699,500 payable under a series of promissory note agreements, all of which have been consolidated into a single promissory note agreement (the "Consolidated Promissory Note"), and $50,000 payable under a convertible promissory note agreement, dated as of September 20, 2000.

The terms of the Consolidated Promissory Note provide for a series of principal payments to the lender totaling $699,500 during the period from November 5, 2000 through September 29, 2001. The payments due under the Consolidated Promissory Note may be made, at the election of the Company, in cash (the "Cash Payment Option") or by the issuance of shares of the Company's common stock (the "Conversion Option"). The Cash Payment Option or the Conversion Option is to be elected by the Company on the due date of the respective borrowings under the Consolidated Promissory Note. If the Company elects the Cash Payment Option, it is also obligated to make an interest payment computed based on the amount of principal payment and an interest rate of 8% per annum. If the Company elects the Conversion Option, the number of shares issuable is to be based on the amount of principal being converted divided by fifty percent (50%) of the bid price of the Company's shares of common stock as of the close of business on the due date of the respective borrowings under the Consolidated Promissory Note. Amounts due under the Consolidated Promissory Note are secured by a lien on all of the Company's assets.

As of September 30, 2000, the total amount due to the lender under the Cash Payment Option is approximately $701,234, including interest of approximately $31,734, and the number of shares issuable, as of September 30, 2000, under the Conversion Option would have been approximately 9,950,000 shares.

In connection with the consolidation of the series of promissory notes into a single Consolidated Promissory Note, the Company added the Conversion Option (the "conversion feature"). The conversion feature was effective as of April 24, 2000 and applies to borrowings outstanding as of April 24, 2000 and all subsequent borrowings made under the Consolidated Promissory Consolidated Note. As a result of the conversion feature, the Company recorded the amount of the beneficial conversion feature ($908,500, in the aggregate) as an increase in additional paid in capital and as a debt discount. The debt discount is being amortized over the term of the respective borrowing dates. For the nine months and three months ended September 30, 2000, the Company recorded interest expense from the amortization of the debt discount related to these borrowings of approximately $574,450 and $253,644, respectively, and the unamortized debt discount related to these borrowings as of September 30, 2000 was approximately $334,050.

The $50,000 convertible promissory note agreement, dated as of September 20, 2000 (the "September 20, 2000 Note"), matures on December 8, 2000 or on the date that all offset rights under a settlement agreement, dated as of September 19, 2000 (the "Settlement Agreement"}, are determined, whichever occurs later (the "Payment Date"). The September 30, 2000 Note, or any portion thereof, plus $10,000 representing interest and other costs, is convertible, at the election of the holder, into shares of the Company's common stock on the Payment Date at a conversion price equal to fifty percent (50%) of the closing bid price of the Company's common stock at the close of business on the day preceding the receipt by the Company of a notice of conversion.

The conversion feature applicable to the September 20, 2000 note was valued at $50,000. For the nine months and three months ended September 30, 2000, the Company recorded interest expense from the amortization of the debt discount related to the September 20, 2000 Note of approximately $10,417, and the unamortized debt discount related to this note as of September 30, 2000 was approximately $39,583.

The Settlement Agreement provided for, among other things, a change by the Company in the conversion features included in a convertible promissory note in the amount of $100,000 dated as of September 23, 1999 (the "September 23, 1999 Note"). The change in the conversion features was a reduction in the conversion price from $2.00 to $0.106 per share, plus an increase of $6,000 in amounts due under the note. Upon execution of the Settlement Agreement and conversion of the September 23, 1999 Note, the Company issued 1,000,000 shares of its common stock (the "Shares") and recorded interest expense of $60,050, representing the difference between the intrinsic value of the basic and revised basic beneficial conversion features at the date of conversion.

The Settlement Agreement also provided for certain offsets against amounts due under the September 20, 2000 Note (the "Offset Rights") and for the issuance of additional shares of the Company's common stock should the holder of the September 23, 1999 Note (the "Holder") receive less than $106,000 from the sale of the Shares (the "Additional Shares"). The Offset Rights are to be determined after the sale of the Shares by the Holder and are to be determined based on sixty percent (60%) of the excess, if any, of the net proceeds received by the Holder from the sale of the Shares (the "Net Proceeds") over $106,000. The Additional Shares, if any, as provided for in the Settlement Agreement, are to be determined based on the shortfall, if any, between $106,000 and the Net Proceeds, and a conversion price equal to the lessor of $0.106 or fifty percent (50%) of the trading price of the Company's common stock on the date of such determination. It is not possible to determine the amount of Offset Rights, if any, or Additional Shares, if any, pursuant to the Settlement Agreement, until the date of notification and sale of the Shares.

MERGER LIABILITIES AND CONTINGENCIES

During the third quarter of 2000, the Company revised its estimates of liabilities and contingencies arising from the merger. The revised estimates resulted in a net increase in merger liabilities and contingencies, from those recorded as of December 31, 1999, of approximately $95,000.

STOCKHOLDERS EQUITY

On September 11, 2000, the Company increased the number of its authorized shares of common stock from 50,000,000 shares to 250,000,000 shares by a Joint Action by Written Consent of the Board of Directors and Shareholders in lieu of a Special Meeting of Shareholders. The Articles of Amendment to the Articles of Incorporation of the Company were filed with the State of Florida on September 15, 2000.

The following table sets forth the number of shares and the dollar amount of the decrease in stockholders' deficit from the shares of the Company's common stock issued during the nine months ended September 30, 2000.

                                                 Number
                                                Of Shares         Amount
                                               -----------      ---------
Shares issued upon conversion
 of convertible debt                            3,122,136       $579,050
Shares issued for cash and upon
 exercise of options and warrants               1,679,643        349,500
Shares issued for services                        143,384        101,591
Re-issuance of cancelled merger shares          2,000,000          2,000
Issuance of previously unissued merger
 shares                                         2,000,000             --
Cancellation of pre-merger shares in
 connection with a rescinded business
 transaction                                      (75,876)           (76)
Cancellation of shares issued to LTF           (1,750,000)            --
Cancellation of shares in connection
 with resignation of officer                   (4,000,000)            --


COMMITMENTS AND CONTINGENCIES

On July 7, 2000, the United States District Court for the District of Utah, Central Division, entered a judgment in favor of Kenneth D. Lame against the Company in the amount of $302,233. As of September 30, 2000, the Company has provided for the full amount of this contingency.

The staff of the Securities and Exchange Commission has informed the Company that it is prepared to recommend a settlement, subject to the approval of the Commission, wherein the Company would consent to the entry of a final judgement of permanent injunction, without admitting or denying the allegations of a civil complaint (the "Complaint"), except as to jurisdiction, filed against the Company, and Stephen J. Bradford, the former President of the Company, for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 10b-5, promulgated thereunder, arising out of allegedly false and misleading press releases issued by the Company concerning the Life Foundation Trust. No disgorgement or civil money penalties will be recommended against the Company. With respect to Mr. Bradford, the staff of the Commission will recommend a settlement, subject to the approval of the Commission, wherein Mr. Bradford would consent, without admitting or denying the allegations of the Complaint except as to jurisdiction, to the entry of a final judgement of permanent injunction foe alleged violations of Section 10(b) of the Exchange Act, and Rule 10b-5, promulgated thereunder. A civil money penalty of $25,000 will be recommended against Mr. Bradford. The proposed settlement with the Company is currently under consideration by the Commission. Since the Commission has not approved the proposed settlement, and it may accept, reject, and/or modify the proposed settlement, the outcome of the proposed settlement is unknown. Dorian Reed, the Company's current President and Chairman of the Board, was not a named party to the complaint.

During the third quarter of 2000, the Circuit Court of the Sixth Circuit in and for Pinellas County, Florida entered Final Judgements of damages in favor of Mr. Edwin B. Salmon, Jr., the former Chief Executive Officer and Chairman of the of the Board of the Company, in the amount of $468,467.34 (Case No. 00-002088-CI-15), and in favor of Mr. William Van Hook, an associate of Mr. Salmon, in the amount of $164,253 (Case No. 00-002946-CI-15). Neither of these cases was defended by the Company, due to the Company's inability to engage and pay legal counsel. To the best of the Company's knowledge and belief, the basis of the complaints brought against the Company by Messrs. Salmon and Van Hook allege that the Company wrongfully denied the removal of restrictive legends, pursuant to Rule 144 of the Securities Act of 1933, on the share certificates of the Company held by them.

Had the Company been able to defend the actions brought against the Company by Mr. Salmon, it believes that it would have defended those actions by alleging that Mr. Salmon defrauded the Company's stockholders, engaged in activities detrimental to the Company's stockholders and misrepresented the financial affairs of the Company prior to the Merger. Had the Company been able to defend the actions brought against the Company by Mr. Van Hook, it believes that that it would have defended those actions by alleging that Mr. Van Hook participated in the alleged causes of action the Company believes it would have asserted against Mr. Salmon; and, further, that the shares of common stock transferred to Mr. Van Hook by Mr. Salmon were transferred in violation of an agreement between the Company and Mr. Salmon regarding the transferability and sale the shares. Should either Mr. Salmon or Mr. Van Hook seek a "sister judgement" in the State of California and attempt to enforce the judgements, the Company intends to vigorously seek to vacate the judgements. The Company also intends, to the extent it is able to do so, bring actions against Messrs. Salmon and Van Hook, which would allege the causes of actions against them, as set forth above. As of September 30, 2000, the Company believes that it has made adequate provision for these potential loss contingencies.

On April 27, 2000, the Company filed a Complaint for Libel against Bloomberg, L.P., a Delaware Limited Partership, and David Evans in the Superior Court of the State of California for the County of Los Angeles. The lawsuit alleges that Bloomberg and Evans, through "Bloomberg News", published a series of "Defamatory Articles" on May 11 and May 12, 1999, which contained certain false and defamatory statements regarding the Company. As a result of the publication of the articles, the Company alleges that the Company's stock price dropped about 53% in one day. On May 10, the day before the publication of the first Defamatory Article, the price of the Company's common stock reached a high of $20.6875 per share. The Company's stock closed at 9 3/8 on May 11, 1999. The Complaint seeks damages against Bloomberg and Evans in excess of $500 million.

In response to the Complaint filed by Hitsgalore, Bloomberg filed a special motion to strike the Complaint pursuant to California's "Anti-SLAPP" statute. After briefing by the parties and oral arguments, held on July 6, 2000, the presiding Judge denied the special motion to strike the Complaint without prejudice. On August 11, 2000, Bloomberg filed a "Renewed Special Motion to Strike" the Complaint, and a hearing was held on such Motion on October 20, 2000, at which time the presiding Judge granted the Motion, struck Hitsgalore's Complaint, and ordered that Hitsgalore pay the defendants their reasonable attorney's fees and costs in an amount to be determined at a hearing to be held at a later date and upon motion by the defendants. The court has not yet entered its final order dismissing the action and the defendants have not filed their motion for attorney's fees and costs. Thus, it is not possible to predict the likely range of loss, if any. The Company's legal counsel has advised the Company that the Court's ruling was based on a "public interest" test that has been rejected by the United States Supreme Court in the case of Gertz v. Welch, 418 U.S. 323 (1974); and, the Company has advised legal counsel the Company plans to appeal the decision.

On January 11, 2000, the Plaintiffs in a consolidated putative class action lawsuit against the Company, Mr. Steve Bradford and Mr. Dorian Reed (the "Defendants") in the United States District Court, Central District of California (Case No. Cv-99-5060-R(JWJx) filed their Second Consolidated Amended Class Action Complaint (the "Second Amended Complaint") involving the purchase of the Company's securities during the period from February 17, 1999 through August 24, 1999. On February 23, 2000, the Court entered its Order Granting Defendants' Motion to Dismiss with Prejudice, effectively terminating the action before the District Court. The Plaintiffs then filed a Notice of Appeal, appealing the District Court's Order dismissing the case to the United States Court of Appeals for the Ninth Circuit. In July 2000, the Plaintiffs voluntarily dismissed the appeal pursuant to a stipulation in which each party agreed to bear their own respective fees and costs.

RELATED PARTY TRANSACTIONS

Amounts due to officers and stockholders are due on demand and are non-interest bearing. During the third quarter of 2000, the Company transferred a Company owned vehicle to the Company's Chairman in payment of outstanding borrowings from the Chairman. The vehicle was transferred at its net book value and no gain or loss was recognized.

During 1999, the Company's Chairman of the Board of Directors returned and the Company cancelled 2,000,000 shares of the Company's common stock for no consideration. These shares were re-issued to the Company's Chairman of the Board on August 31, 2000. The cancellation and re-issuance of these shares were recorded at the par value ($0.001) per share of the Company's common stock.

During 1999, the Company's Chairman of the Board loaned the Company, without consideration, two (2) million shares received by him in the Merger for issuance to other persons owed shares pursuant to the Merger (the "unissued merger shares"). On September 14, 2000, the Company issued two million shares of unissued merger shares to the Company's Chairman of the Board to replace the shares that were loaned to the Company.

During the nine months ended September 30, 2000, the Company issued a related party 35,715 shares, valued at $62,500, for services rendered to the Company as a consultant and convertible notes payable, totaling $54,500, for services rendered in connection with the sale of common stock and exercise of options and warrants. These convertible promissory notes are included in the Consolidated Promissory Note, referred to above.

SUBSEQUENT EVENTS

On October 2, 2000, the Company filed a registration on Form S-8 to register 10,000,000 shares of the Company's common stock, which are to be issued to eligible persons under the Company's Year 2000 Stock Award Plan (the "Plan"). The Plan provides for the grant, from time to time, of shares of the Company's common stock (the "Shares") as compensation to the Company's employees and consultants in exchange for services rendered and to be rendered to the Company. All employees and consultants who provide bona fide services to the Company may participate in the Plan.

As of October 31, 2000, the Company has awarded 8,866,753 Shares to employees and consultants under the Plan. Shares awarded under the Plan are to be valued at eighty percent (80%) of the bid price of the Company's common stock as reported on the Over the Counter Bulletin Board on the date of grant.

RESTATEMENT OF SECOND QUARTER 2000 OPERATING RESULTS

During the third quarter of 2000, the Company determined that it had incorrectly accounted for the intrinsic value of the beneficial conversion features contained in convertible debt securities issued during the second quarter of 2000, and restated its previously reported operating results for the second quarter. The correction of this error had the effect of increasing interest expense and the net loss for the six months and three months ended June 30, 2000, as previously reported, by $320,807, increasing additional paid in capital as of June 30, 2000, as previously reported, by $828,750 and decreasing short-term borrowings from related parties, net of debt discount, as of June 30, 2000, as previously reported, by $507,943.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the Company's expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to the Company on the date hereof. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding, among other things, the Company's ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All of these matters are difficult or impossible to predict accurately and many of which may be beyond the control of the Company. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

The following discussion should be read in conjunction with the Financial Statements and notes thereto, appearing elsewhere herein.

Net revenues-

The Company had net revenues of $148,799 and $30,849 for the nine months and three months ended September 30, 2000, respectively, compared with $4,633,647 and $2,947,178, respectively, for the corresponding 1999 periods. Excluding revenues of $4,050,000 and $2,800,000, respectively, from the agreement with LFT, net revenues for the nine months and three months ended September 30, 1999 would have been $538,647 and $147,178, respectively; and, the revenue decreases from period to period would have been $389,848 and $116,329, respectively.

The decrease in revenues, excluding LFT revenues, for the nine months and three months ended September 30, 2000 as compared to the corresponding 1999 periods was due primarily to two factors. First, prior to the default by LFT (which occurred on April 17, 2000), the Company focused almost solely on completion of its obligations to LFT at the expense of its other products and services. Second, after the default by LFT, the Company began to focus its efforts on the development of new products and services, such as HBX2000, its B2B Exchange, and its "bid by impression" and "media rich data description" business models. These factors, combined, resulted in reductions in revenues from the Company's core portal sponsorship and key word bid and rank products.

Selling, general and administrative expenses-

Selling, general and administrative expenses totaled $1,649,819 and $331,185 for the nine months and three months ended September 30, 2000, respectively, as compared to $2,083,258 and $880,783, respectively, for the corresponding 1999 periods. The decreases from period to period were principally the result of lower advertising expenditures and variations in the amount of spending for web site enhancements and new product development.

Depreciation and Amortization-

Depreciation and amortization for the nine months and three months ended September 30, 2000 totaled $215,756 and 70,631, respectively, as compared to $129,527 and $65,928, respectively, for the nine months and three months ended September 30, 1999. The increases in 2000 as compared to the corresponding periods of 1999 were due to a higher investment in property and equipment. In addition to web site and new product development expenditures recorded as selling, general and administrative expenses, the Company invested in property and equipment for its HBX2000 "Trading Floor" and business exchange, and for its new "media rich" studio.

Other income (expense)-

Other income consists of a payment made to the Company by Mr. Steve Bradford pursuant to the terms of the resignation agreement between the Company and Mr. Bradford. The Company also transferred ownership to a Company owned vehicle to Mr. Bradford as a part of the resignation agreement in exchange for $15,000 in cash and the assumption by Mr. Bradford of a loan in the principal amount of $16,882, secured by the vehicle. The transfer of ownership resulted in a loss on disposal of $2,246.

Interest, net for the nine months and three months ended September 30, 2000 consists primarily of approximately $33,000 of accrued interest on short-term borrowings and $644,917 and 324,111, respectively, from the amortization of debt discounts related to short-term borrowings from related parties.

Income Taxes-

No provisions (credits) for income taxes were made in 2000 due to the Company reporting operating losses. For the nine months and three months ended September 30, 1999, the Company recorded provisions for income taxes of approximately 40.0% and 38.1% of pre-tax income, respectively. The principal reason for the difference between the Federal income rate of 34% and the effective tax rates for the respective periods was the effect of state income taxes.

In December 1999, the Company reversed all previously recorded provisions for income taxes that were made during the year. The reversal of previously recorded income taxes was the result of the elimination of revenues recognized by the Company under its agreement with LFT due to LFT's default in April 2000 of its payment obligations to the Company. The default by LFT, the recognition of the bad debt expense and the write-off of the related LFT receivables associated with the default caused the Company to report a loss for the full 1999 fiscal year. As a result, the Company reported no tax provision for the full 1999 fiscal year.

Liquidity and Capital Resources-

The Company has relied primarily on short-term borrowings from related parties, private placements of the Company's common stock, non-payment of compensation due to executive officers and deferral of payments to trade and other creditors to fund its operations. During the first nine months of 2000, the Company generated cash from short-term borrowings totaling $505,000 and generated $349,500 from the private placement of its common stock and from the exercise of options and warrants. Compensation payable to executive officers also increased by $278,902 and accounts payable and accrued expenses increased by $303,311 (see the Balance Sheets and Statements of Cash Flows included elsewhere herein).

As of September 30, 2000, the Company does not have the cash, working capital or commitments for additional equity or debt financing to sustain its current level of operations. It will need to generate cash flows from operations and/or raise additional funds in order to maintain operations at current levels and expand or enhance its products, services and markets. While the Company is optimistic that its new B2B Exchange and its "bid by impression" and "media rich data description" business models will produce sufficient levels of future cash flows to sustain operations, there is no assurance of that occurring; and, there is no assurance that the Company will be able to obtain any additional equity or debt financing.

The principal uses of cash for the nine months ended September 30, 2000 were cash used in operations of $771,788 and capital expenditures of $81,187.

Other-

In September 2000, the Company announced its intent to acquire HotYellow98.com and its wholly owned subsidiary, MyFreeOffice.com. After initial due diligence, the Company decided not to pursue the acquisition.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

All material pending legal proceedings to which the Registrant is a party are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, in the Company's previously filed reports on Form 10-Q, in the Company's Current Report on Form 8-K dated June 9, 2000 and in the Notes to Financial Statements included elsewhere herein.


Item 2. Changes in Securities

During the nine months ending September 30, 2000, the Company issued shares of common stock in the following transactions:

The Company issued 1,622,500 shares in private placement transactions and received net proceeds of $309,500.

The Company issued 57,143 shares upon exercise of outstanding options and warrants and received net proceeds of approximately $40,000.

The Company issued 3,122,136 shares upon conversion of convertible debt.

The Company issued 143,384 shares valued at $101,591 in the aggregate for services rendered to the Company.

The Company reissued 2,000,000 shares, without consideration, to the Company's Chairmen that were cancelled in 1999 for issuance to other parties.

The Company issued 2,000,000 shares, without consideration, to the Company's Chairman to replace shares that were loaned to the Company in 1999 for issuance to persons owed shares pursuant to the Merger.

The Company cancelled 1,750,000 shares previously issued to LFT as a result of the default by LFT of its payment obligations to the Company and 75,876 shares that had been issued prior to the Merger in connection with a rescinded business transaction.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

3.i. *   Articles of Incorporation, as amended
3.ii *   By-laws, as amended
10.1 *** Hitsgalore.com, Inc. - Year 2000 Stock Award Plan
27.  **  Financial Data Schedule (Nine Months Ended September 30, 2000)
99.1 *** September 11, 2000 Amendment to Articles of Incorporation

* Incorporated by reference to the Company's Registration Statement on Form 10 as filed on July 23, 1996
**  Filed herewith.
*** Incorporated by reference to the Company's Registration Statement on Form
    S-8 as filed on October 2, 2000.

(b)  Reports on Form 8-K:

No reports were filed on Form 8-K for the three months ended September 30, 2000:

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