Form 10-K
period 2000-12-31
DIAMOND HITTS PRODUCTION INC
filed 2001-04-17
CIK 949857

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                  COMMISSION FILE NUMBER: 000-26668

                    DIAMOND HITTS PRODUCTION, INC.
       (Exact name of registrant as specified in its charter)

           Florida                                           65-0036344
(State or jurisdiction of  incorporation                   I.R.S. Employer
             or organization)                             Identification No.)

92 Corporate Park, Suite C-802, Irvine, California                92606
    (Address of principal executive offices)                   (Zip Code)

               Registrant's telephone number:  (800) 660-4292

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes   X    No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2001: Common stock, par value $0.001 per share -- $980,108. As of March 31, 2001, the Registrant had 183,700,172 shares of common stock issued and outstanding.

                           TABLE OF CONTENTS

PART I                                                            PAGE

ITEM 1.  BUSINESS                                                    3

ITEM 2.  PROPERTIES                                                  6

ITEM 3.  LEGAL PROCEEDINGS                                           7

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS          10

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                            11

ITEM 6.  SELECTED FINANCIAL DATA                                    13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS              14

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                19

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                19

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                     19

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        20

ITEM 11.  EXECUTIVE COMPENSATION                                    22

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                     25

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            26

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
          AND REPORTS ON FORM 8-K                                   29

SIGNATURES                                                          30

PART I.



U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                  COMMISSION FILE NUMBER: 000-26668

                      DIAMOND HITTS PRODUCTION, INC.

           Florida                                           65-0036344
(State or jurisdiction of  incorporation                   I.R.S. Employer
             or organization)                             Identification No.)

92 Corporate Park, Suite C-802, Irvine, California                92606
    (Address of principal executive offices)                   (Zip Code)

               Registrant's telephone number:  (800) 660-4292

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes   X    No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2001: Common stock, par value $0.001 per share -- $980,108. As of March 31, 2001, the Registrant had 183,700,172 shares of common stock issued and outstanding.


                           TABLE OF CONTENTS

PART I                                                            PAGE

ITEM 1.  BUSINESS                                                    3

ITEM 2.  PROPERTIES                                                  6

ITEM 3.  LEGAL PROCEEDINGS                                           7

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS          10

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                            11

ITEM 6.  SELECTED FINANCIAL DATA                                    13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS              14

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                19

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                19

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                     19

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        20

ITEM 11.  EXECUTIVE COMPENSATION                                    22

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                     25

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            26

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
          AND REPORTS ON FORM 8-K                                   29

SIGNATURES                                                          30

PART I.

ITEM 1.  BUSINESS.

Business Development.

Hitsgalore.com, a closely held Nevada corporation ("Old Hitsgalore.com"), was organized in July 1998 to develop a porn free, or adult content free, business to business Internet search engine. On March 19,1999, Old Hitsgalore merged, in a reverse merger transaction, with Systems Communication, Inc., a Florida corporation, and the name of the surviving corporation was changed to Hitsgalore.com, Inc. Effective as of February 16, 2001, the Registrant, through its new management, determined that the Registrant's "dot com" assets were not cost effective and sold a majority of such assets for $20,000. Effective as of March 29, 2001, the Registrant changed its name from Hitsgalore.com, Inc. to Diamond Hitts Production, Inc., a Florida corporation.

(a)  The Reorganization.

Immediately prior to the merger with Old Hitsgalore.com, the Registrant completed a reorganization. As part of the reorganization, the Registrant declared a share consolidation (a reverse split) of its then issued and outstanding common stock, options, warrants and other rights to purchase its common stock. The reverse split reduced each seven shares of common stock outstanding to one share. The reverse split also applied to all outstanding options, warrants, convertible securities and other rights to acquire the Registrant's common stock. The effect of the reverse split was such that the Registrant would have approximately 8,000,000 shares of common stock issued and outstanding, assuming exercise of all such options, warrants and other rights.

The Registrant also transferred its then existing business, properties and assets, to International Healthcare Solutions, Inc., a Florida corporation organized by the Registrant for that purpose ("IHSI"). In consideration for the transfer, the Registrant received twenty million shares of IHSI, constituting all of the outstanding common stock of IHSI, thus making IHSI a wholly owned subsidiary of the Registrant. The Registrant also declared a dividend in kind, payable in all of the shares of IHSI common stock, to the Registrant's stockholders of record on April 6, 1999. In furtherance of the dividend, the ISHI common stock was transferred into a constructive trust for the benefit of the Registrant's stockholders. The IHSI common stock is to be distributed to the Registrant's stockholders entitled to receive the dividend when a registration statement covering the distribution under the Securities Act of 1933 becomes effective. To the best of the Registrant's knowledge and belief, IHSI has ceased all operations and there is no assurance that a registration statement will be filed or that a distribution of the IHSI shares will be effected.

In connection with the transfer of the Registrant's previous business, properties and assets to IHSI, IHSI assumed all the obligations, debts and liabilities of the Registrant that existed as of the effective date of the Merger. Accordingly, IHSI became jointly and severally liable with the Registrant for such obligations, debts and liabilities. Until all of such obligations, debts and liabilities are satisfied or the Registrant is released therefrom, the Registrant has a security interest in the assets transferred to IHSI. To the best of the Registrant's knowledge and belief, IHSI has no significant assets as of the date hereof.

As of the date of the Merger, Systems Communications, Inc. was subject to an Involuntary Petition under Chapter 7 of the U.S. Bankruptcy Code that had been filed in June 1998. The Petition did not include Old Hitsgalore.com and was dismissed on April 20, 1999 by the U.S. Bankruptcy Court.

(b)  The Merger.

On March 19, 1999 ("Effective Date"), the Registrant and Old Hitsgalore.com completed a merger pursuant to a Merger and Reorganization Agreement. In the merger, Old Hitsgalore.com was merged into the Registrant, Old Hitsgalore.com's outstanding common stock was converted into 37,675,000 shares of the Registrant's common stock, and the Registrant changed its name to Hitsgalore.com, Inc.

For accounting purposes, the merger of Old Hitsgalore.com was treated as a recapitalization of Old Hitsgalore.com, with Old
Hitsgalore.com as the acquirer. See "Item 4. Submission of
Matters to a Vote of Security Holders".

(c)  Acquisition of Internet-related Assets of Solvere, Inc.

On April 20, 1999 the Registrant completed the purchase of all rights, title and interest in the internet-related assets owned or under development by Solvere, Inc. ("Solvere"), a closely held Delaware corporation. The assets acquired included all computer equipment, software and internet technology, including, but not limited to all of Solvere's e-commerce, web-based e-mail, multimedia distribution system and shopping cart technology. The purchase price consisted of 100,000 shares of the Registrant's common stock that was assigned a value of $367,200 and $100,000 in cash. As described elsewhere herein, the assets acquired from Solvere were disposed of in February 2001 along with the Registrant's other "dot com" assets.

Business of the Registrant.

During 2000, the Registrant determined that market and Internet industry conditions, together with the Registrant's history of operating losses and other factors would, in all likelihood, prevent the Registrant from attracting the necessary capital to maintain its "dot com" business. After seeking various acquisition opportunities and strategic buyers, the Registrant decided to reinvent itself, under the direction of a new management team, from a pure "dot com" Registrant to a multifaceted entertainment/Hollywood-active production
Registrant.

Effective as of February 16, 2001, the Registrant disposed of its "dot com" assets; and, effective as of March 29, 2001, the Registrant changed its name from Hitsgalore.com, Inc. to Diamond
Hitts Production, Inc. to better reflect the strategic direction of the Registrant.

The Registrant's current business is to seek and acquire profitable entertainment businesses and assets via acquisition, and liquidate, modify, extend or otherwise satisfy the indebtedness of the Registrant. As more fully described herein, new management believes that it has the ability attract the necessary capital to carryout the transformation of the Registrant from a "dot com" to an entertainment/Hollywood-Active production Registrant and has targeted certain operating companies that may have an interest in entering into a business combination or similar transaction.

(a)  Old Business.

Hitsgalore.com was organized as Nevada closely held corporation in July 1998 to develop a porn free, or adult content free, business to business search engine. Until the disposition of the Registrant's "dot com" assets and web site, the web site was located at www.hitsgalore.com. It was a business to business, E-commerce search engine, providing a searchable database for businesses seeking to bring visitors ("hits") to their web sites. The Registrant also provided a variety of free "sponsor supported" portal services to its visitors, including banners, lifetime banner placements, banner generation, voice banners, voice mail and E-mail.

The initial search engine was launched in test mode in August 1998 and came out of beta testing in November 1998. Revenues from the initial web site were generated from the sale of portal service sponsorships, key word bid and rank rights and local city editions of its web site. As a result of increasing changes in the Internet business community and other factors, the Registrant re-engineered its web site and search engine to a "bid by impression" and "media rich data description" model. The re-engineered web site incorporated "media rich" Flash Demo's, Power Point Presentations, Voice Announcements and Direct Data Linking Services and was launched in November 2000. Under the bid by impression model, businesses competitively bid for a name link listing on the search engine's home page and for ranking on keyword search pages. Revenues were generated based on the bid amounts and the number of impressions, or number of times a business listing appears on the screen, whether or not the visitor clicked through to the linked web site(s). Revenues from the re-engineered web site also included fees from "media rich data description" services in addition to portal service sponsorship revenues.

During 2000, the Registrant developed a business to business Internet exchange web site located at www.hbx2000 (the "B2B Exchange"). The B2B Exchange was developed to provide HBX2000 members with pre-qualified "one on one" sale or buy introductions to counter-parties listed on the HBX2000 web site, thus matching buyers and sellers of products and services. The B2B Exchange was developed to generated revenues from monthly listing fees from businesses listed on the HBX2000 web site.

(b)  Employees.

As of December 31, 2000, the Registrant had 14 full-time employees. The Registrant is not a party to any collective bargaining agreement and believes that its relations with its employees are good.

(c)  Significant Risk Factors.

The Registrant assumed a substantial amount of indebtedness in connection with the Merger, has incurred operating losses in each of the last two fiscal years, and has deferred the payment of trade and other liabilities to maintain its "dot com" business. In February 2001 the Registrant, after considering the current state of the Internet industry, market conditions and other factors, disposed of its "dot com" business. The Registrant's current business is to reinvent itself, under the direction of a new management team, from a "dot com" Registrant to a multifaceted entertainment/Hollywood-Active production
Registrant. The essential elements of the current business plan, among other things, are:

(a) Hire qualified personnel or attract, as members of the Board of Directors or advisory members of the Board, persons experienced in and with inroads into the entertainment/production industry;

(b) Obtain equity or other sources of capital to provide the Registrant with the ability to maintain operations, consummate the acquisition of entertainment related businesses and assets, and liquidate, modify, extend or otherwise satisfy the indebtedness of the Registrant; and

(c) Solicit the support of the Registrant's creditors, strategic partners and other parties that have a stake in the future success of the Registrant and are willing give new management a reasonable period of time to implement the new strategic direction of the Registrant.

As more fully described elsewhere herein, new management believes that it has the ability attract the necessary capital to carryout the transformation of the Registrant, and has targeted certain operating companies that may have an interest in entering into a business combination or similar transaction. In addition, the Registrant believes that its creditors are willing to give the Registrant time to reinvent the business and negotiate the terms upon which such debts are to be repaid.

The Registrant believes that it will be successful in its efforts to raise additional equity capital and/or other funding sources. If the Registrant is successful in raising additional equity capital and/or other financing sources, the percentage ownership of the then current stockholders may be reduced and such reduction may be substantial. However, there is no assurance that the Registrant's efforts will be successful. If the Registrant's efforts to raise additional equity capital and/or other funding are not successful, the Registrant would, in all likelihood cease operations.

ITEM 2.  PROPERTIES.

The Registrant does not own any properties. All office space is leased and, as of December 31, 2000, consisted of approximately 5,900 square feet located at 10314 6th Street, Rancho Cucamonga, CA. 91730. In February 2001, the Registrant vacated substantially all of its leased facilities, and is currently seeking office space in the Irvine, California area.

ITEM 3.  LEGAL PROCEEDINGS.

Other than as set forth below, the Registrant is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

Class Action Lawsuits.

On May 13, 1999, May 16, 1999 and June 11, 1999, separate putative class action suits were filed against the Registrant, Mr. Steve Bradford and Mr. Dorian Reed in the United States District Court, Central District of California (Case Nos. 99-5060, 99-5151R and 99-6925R, respectively), involving the purchase of the Registrant's securities during periods specified in the complaints. On September 20, 1999, the Court entered an order consolidating the lawsuits into one and appointing the lead plaintiff and lead counsel for the consolidated lawsuits ("Consolidation Order"). Pursuant to the Consolidation Order, on or about October 8, 1999, a single consolidated amended class action complaint (the "Amended Complaint") was filed by the plaintiffs in the consolidated putative class action under Case No. 99-5060R.

The Amended Complaint attempted to assert claims for violations of the federal securities laws against the Registrant and Messrs. Bradford and Reed based on alleged misrepresentations and omissions of fact purportedly made in the Registrant's press releases and certain SEC filings during the period from February 17, 1999 through August 24, 1999 ("Class Period"). The Defendants believe the claims to be without merit and have vigorously contested the lawsuit, and successfully moved to dismiss the Amended Complaint, which Complaint was dismissed by the Court on December 20, 1999.

On January 11, 2000, Plaintiffs filed their second consolidated amended class action complaint ("2nd Amended Complaint"), to which the Defendants again responded with a motion to dismiss. On February 23, 2000, the Court entered its Order Granting Defendant's Motion to Dismiss with Prejudice, effectively terminating the action before the District Court. The Plaintiff's filed a Notice of Appeal, appealing the Order dismissing the case to the U.S. Court of Appeals for the Ninth Circuit. On or about July 12, 2000, the Company and Plaintiffs voluntarily dismissed the appeal pursuant to a stipulation in which each party agreed to bear their own respective fees and costs. In light of the dismissal, the Company believes that it is unlikely that the class action will have any material effect on the financial condition of the Company.

Securities and Exchange Commission Action.

On June 9, 2000, staff members of the Securities and Exchange
Commission ("Commission") advised the Registrant that a recommendation would be made to the Commission seeking authority to file a civil injunctive action in United States District Court against the Registrant and Steve Bradford, the Registrant's former President and Chief Executive Officer. The recommended action involves alleged violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, in connection with certain press releases issued by the Registrant prior to May 1999, regarding the Life Foundation Trust.

The Registrant's legal counsel entered into settlement discussions with SEC staff members upon being advised of the recommended enforcement action. The SEC staff and the Registrant have agreed upon settlement agreement terms, including that the Registrant would not admit or deny the allegations in the SEC's Complaint, except as to jurisdiction. SEC staff recommendations to the Commission, however, customarily undergo considerable review by various Commission divisions, and are subject to the Commission's final approval. No disgorgement or civil money penalties are expected to be recommended against the Company. Because the Commission has not approved the proposed settlement, and it may accept, reject or modify the proposed settlement, the Company is unable to determine whether or not the proposed enforcement action could have a material adverse effect on its financial position.

Libel Action.

On April 27, 2000 the Registrant filed a Complaint for Libel in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 228991 against Bloomberg, L.P. ("Bloomberg") a Delaware limited partnership, and David Evans ("Evans"), a reporter with Bloomberg's news service, Bloomberg News. The lawsuit alleges that Bloomberg and Evans, through Bloomberg News, published a series of defamatory articles on May 11 and May 12, 1999, which contained certain false and defamatory statements regarding the Registrant. As a result of the publication of the articles, the Complaint alleges, the price of the Registrant's stock dropped about 53% in one day. The Complaint seeks damages against Bloomberg and Evans in excess of $500,000,000.

In July 2000, the Superior Court of the State of California for the County of Los Angeles ("the Court") denied Bloomberg's first Motion to Strike, holding that Bloomberg and Evans failed to meet their burden of proof of showing the application of California's "anti-SLAPP" statute. On October 22, 2000, after giving the defendants a second opportunity to present evidence, the Court granted the defendants a "renewed" special motion to strike, brought pursuant to the "anti-SLAPP" statute and dismissed the Registrant's Complaint for Libel. The Court also awarded the defendants attorney's fees in an amount to be determined at a future date after an evidentiary hearing and upon a motion to be filed by Bloomberg. Bloomberg filed its motion for attorney's fees and costs on January 8, 2001 seeking an award of $327,622. The Company filed a reply to Bloomberg's motion on February 14, 2001. The Company is unable to determine the amount of attorney's fees and costs that will be awarded in favor of Bloomberg and against the Company. The Company intends to appeal the Court's decision..

Obligations, Debts, and Liabilities Assumed in Merger.

During 2000, substantially all of the obligations, debts and liabilities assumed in connection with the Merger, consisting principally of legal actions that were pending against the Registrant at December 31, 1999, became fixed and determinable by the award of judgments against the Registrant by courts of competent jurisdiction.

Merger related liabilities consist of judgments awarded against the Registrant by courts of competent jurisdiction for matters existing as of the date of the Merger or arising from the Merger.
These matters are described below.

On May 21, 1997, Jeffery M. Good, as Plaintiff, filed an action in the United States District Court, Southern District of Iowa, Davenport Division (Case No. 3-97-CV-60085) against Systems Communications, Inc., as Defendant, for amounts Mr. Good alleged were due under an employment agreement. On September 22, 2000, the Court entered an order of Findings of Fact, Conclusions of Law and Judgment against the Registrant. Pursuant to the order, the Court awarded Plaintiff $673,933 for breach of contract damages, $31,013 for attorney fees and costs, $5,538 for liquidated damages and $100,000 for punitive damages, plus interest. As of December 31, 2000, merger related liabilities include approximately $1,050,819 for this action. This amount includes pre and post-judgment interest of approximately $240,335. The excess of the amount awarded by the Court, including pre and post judgment interest, over the amount accrued at December 31, 1999 was approximately $600,819. This amount is included in impairment and other losses in the accompanying statement of operations for the year ended December 31, 2000.

On April 15, 1997, Mr. Ken Lame, as Plaintiff, filed an action in the United States District Court, District Court of Utah, Central Division (Case No. 2:97CV0292W) against Systems Communications,
Inc. and a subsidiary Registrant that is now a subsidiary of IHSI, as Defendants, for amounts due under a consulting agreement. On July 7, 2000, the United States District Court for the District of Utah, Central Division, entered a judgment in favor of Kenneth D. Lame against the Registrant in the amount of $302,233, plus post judgment interest. As of December 31, 1999, the Registrant had accrued $450,000 for this action. The excess of the amount accrued at December 31, 1999 over the amount awarded by the Court, including interest, was approximately $133,111. This amount was recorded was recorded as a reduction in impairment and other losses for the year ended December 31, 2000.

In 1996, Systems Communications, Inc. informed the principals of Coast Communications, Inc. ("CCI") that it was canceling the acquisition of CCI, terminating all of the related acquisition documents and abandoning CCI's business. In connection with the abandonment of CCI's business, the Registrant wrote off its remaining investment in CCI and recognized a loss of approximately $300,000. The principals of CCI filed suit against the Registrant, and on October 15, 1999 the Circuit Court of Pinellas County, Florida, Case Number 99-003990-CI-20, entered a judgment against Systems Communications, Inc. in the amount of $510,599. On January 4, 2000 the Plaintiffs filed a Amended Notice of Entry of Judgment on Sister-State Judgment in the Superior Court of California, San Bernardino County, Case Number RCV 044865. As of December 31, 2000 and 1999, the Registrant has accrued $555,000 related to this action.

On June 27, 2000, the Circuit Court of the Sixth Circuit in and for Pinellas County, Florida entered Final Judgments of damages in favor of Mr. Edwin B. Salmon, Jr., the former Chief Executive Officer and Chairman of the of the Board of the Registrant, in the amount of $468,657 (Case No. 00-002088-CI-15), and in favor of Mr. William Van Hook, the transferee of certain Merger shares from Mr. Salmon, in the amount of $164,253 (Case No. 00-002946-CI-15) for wrongfully denying the removal of restrictive legends, pursuant to Rule 144 of the Securities Act of 1933, on share certificates of the Registrant held by them. As of December 31, 2000, the Registrant has accrued $665,337, including accrued interest of $32,426, related to these actions. The Registrant believes that it did not wrongfully deny the removal of restrictive legends as a result of Mr. Salmon's guaranty of Merger liabilities and representations made by Mr. Salmon in connection with the Merger.

On October 26, 1999, the Supreme Court of the State of New York entered a judgment in favor of Health Management Services, Inc., Plaintiff, against a subsidiary Registrant that is now a subsidiary of IHSI, as Defendant. The amount of the judgment was $84,674 and together with pre and post-judgment interest of approximately $8,875, the total judgment amounts to approximately $93,549 as of December 31, 2000.

The Company believes that its current financial position and cash flows make it impossible for the Company to satisfy these judgments. Nevertheless, the Company expects to enter into discussions with pre-merger creditors to resolve outstanding disputes and pre-existing conditions the Company assumed in its merger with SCMI. The Company also plans to seek all available remedies against Edwin B. Salmon, Jr., the Company's former Chairman of the Board, for restitution and for monetary damages for alleged misrepresentations made in connection with the merger.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Registrant's stockholders during the fourth quarter of the fiscal year covered by this report.

The Registrant's stockholders of record immediately prior to the effective date of the merger have not approved the merger. Approval by the Registrant's stockholders would not have been required under Florida corporate law, but for the change of the Registrant's name in the Articles of Merger to Hitsgalore.com, Inc. from Systems Communications, Inc. The Registrant has been advised by counsel that the merger is deemed, nevertheless, to be effective as a merger in fact (a defacto merger). A defacto merger may be voidable by action or vote of a majority of the Registrant's stockholders at the date of the merger, although stockholders are not given a right by Florida law to seek avoidance of the merger. Absent such statutory right, only the state has authority to seek avoidance of the merger. The Registrant does not believe that either a majority of such stockholders or the state would seek to overturn the merger.

The Registrant intends to call, to the extent practicable and upon further advice of counsel, a special meeting of all record owners of the Registrant's common stock at the date of the merger and who had the right to vote on the merger. The special meeting, when called, will be called and conducted in accordance with the Bylaws of the Registrant. The Registrant will distribute an information statement to stockholders in accordance with the requirements of Section 14(c) of the Securities Exchange Act of 1934, as amended. The purpose of the special meeting will be to obtain a ratification of the merger by a vote of a majority of such stockholders. For reasons described below, the Registrant believes a majority of such stockholders will vote in favor of ratification of the merger.

Under Florida law, stockholders dissenting from the Merger have the right, called "dissenters' rights", to elect to receive the fair value of ownership in a party to the merger in lieu of the shares which they would receive or retain in the merger. In general, the fair value of the dissenter's interest in the merger party is determined by an independent appraisal of the merger party's business and assets, and is not determined by the market value of the party's shares in the public market. Accordingly, a stockholder of the Registrant immediately prior to the merger who votes against ratification of the merger would be entitled, upon demand in accordance with governing law, to exercise dissenters' rights. The Registrant intends to acknowledge dissenters' rights, upon further advice of counsel, beginning at and from the date the Registrant obtains a valid ratification vote on the merger. The Registrant believes that no stockholder entitled to elect dissenters' rights will do so in view of the fact that (a) any shares that such stockholder may receive from the Registrant in the dividend spin off of the common stock of IHSI, subject to registration of the shares under the Securities Act, would represent the same percentage of ownership in the entire, same business conducted by the Registrant immediately prior to the Merger, as was then represented by the stockholder's stock in the Registrant immediately prior to the Merger; and (b) the probable appraisal value of the Registrant's business and assets immediately prior to the merger is expected to be insignificant. Furthermore, the Registrant believes the market value of the Registrant's common stock in the public securities market immediately following the merger, as well as at the date hereof, exceeds the probable appraisal value of the Registrant's business and assets immediately prior to the merger.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Market Information.

The Registrant's common stock trades on the Over the Counter Bulletin Board under the symbol "HITT". The range of closing prices shown below is as reported by these markets. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. For periods prior to the Merger, such high and low bid quotations have been adjusted for the reverse stock split, in the ratio of one share for each seven shares, declared effective as of the close of business on March 18, 1999.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 2000

                                                 High      Low

Quarter Ended December 31, 2000                  0.14      0.01
Quarter Ended September 30, 2000                 0.27      0.12
Quarter Ended June 30, 2000                      1.34      0.20
Quarter Ended March 31, 2000                     3.12      1.19

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 1999

                                                 High      Low

Quarter Ended December 31, 1999                  3.12      1.47
Quarter Ended September 30, 1999                 7.00      1.94
Quarter Ended June 30, 1999 (1)                 20.12      4.31

(1)  The Registrant's common commenced re-trading on the Bulletin
Board on April 8, 1999.

Holders of Common Equity.

As of March 31, 2001, the Registrant had approximately 645 shareholders of record of its common stock.

Dividends.

There are no restrictions on the declaration or payment of dividends or any provisions that restrict dividends. The payment by the Registrant of dividends in the future rests within the discretion of the Registrant's Board of Directors and will depend, among other things, upon the Registrant's earnings, its capital requirements, its financial condition and other relevant factors. The Registrant has not paid any cash dividends on its common stock. Effective as of April 6, 1999, the Registrant declared a dividend in kind to its stockholders of 20,000,000 shares of common stock of International Healthcare Solutions, Inc. Distribution of the dividend is subject to the effectiveness of a registration statement under the Securities Act of 1933, as amended, which is to be filed by IHSI. There is no assurance as to whether a registration statement will be filed by IHSI or whether a dividend will be distributed to the stockholders entitled to receive the dividend.

Equity Securities Sold Without Registration.

The Registrant made the following sales of unregistered securities during the fiscal year ended December 31, 2000:

(a) The Registrant issued 1,622,500 shares in private placement transactions and received net proceeds of $309,500.

(b) The Registrant issued 57,143 shares upon exercise of outstanding options and warrants and received net proceeds of approximately $40,000.

(c) The Registrant issued 10,622,136 shares upon conversion of convertible debt to certain former related parties (see Certain
Relationships and Related Transactions).

(d) The Registrant reissued 2,000,000 shares, without consideration, to the Registrant's Chairmen that were cancelled in 1999 for issuance to other parties.
(e) The Registrant issued 2,000,000 shares, without consideration, to the Registrant's Chairman to replace shares that were loaned to the Registrant in 1999 for issuance to persons owed shares pursuant to the Merger.

(f) The Registrant cancelled 1,750,000 shares previously issued to LFT as a result of the default by LFT of its payment obligations to the Registrant and 75,876 shares that had been issued prior to the Merger in connection with a rescinded business transaction.

(g) In December 2000, the Registrant issued 46,307,697 shares of its common stock to Dorian Reed, the Registrant's former Chairman of the Board, in payment of accrued compensation totaling approximately $557,538 and 514,091 shares in payment of loans payable to the Chairman of approximately $16,127.

(h) In 2000, the Registrant granted the following options: (i) 30,000,000 options to officers and directors, and (ii) 50,000 options to a related party in connection with a short term borrowing event (see Note 7 to the financial statements). The options granted to officers and directors are exercisable at a price of $0.012 per share and expire in December 2005. The options granted to the related party are exercisable at a price of $2.00 per share and expire in February 2002. All of the options granted during 2000 were vested on the date of grant and are currently outstanding and exercisable. These options were not granted pursuant to any formal plan or plans to provide stock based compensation in the form of stock options to employees, but were granted based solely on the discretion of the Registrant's Board of Directors.

No commissions or fees were paid in connection with these sales. All of the these sales were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Regulation D as promulgated by the U.S. Securities and Exchange Commission. In addition, all the sales were made to the following class of persons: sophisticated investors; that is, investor either alone or with their purchaser representative(s) have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchasers comes within this description.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected historical financial data has been derived from the balance sheets of the Registrant (formerly Hitsgalore.com, Inc.) as of December 31, 2000 and 1999 and the related statements of operations for the years ended December 31, 2000 and 1999 and from the period from inception to December 31, 1998. Hitsgalore.com, a Nevada corporation ("Old Hitsgalore.com"), was merged into Systems Communications, Inc., effective as of March 19, 1999 and the Registrant's name was changed to Hitsgalore.com, Inc. For accounting purposes, the acquisition of Old Hitsgalore.com has been treated as a recapitalization of Old Hitsgalore.com, with Old Hitsgalore.com as the acquirer. As a result of the merger, the historical financial statements and operations of Old Hitsgalore.com became those of the Registrant. Effective as of March 29, 2001, the Registrant changed its name to Diamond Hitts Production, Inc.
During the years ended December 31, 2000 and 1999 and for the period from inception to December 31, 1998, no dividends were declared on the Registrant's common stock.

Income Statement Data:
                                                    Period from
                                                    Inception to
                                                     Year Ended
                                                    December 31
                                            2000         1999         1998

Net revenues                                $   162,959  $ 7,395,959  $ 17,779
Bad debt expense                                      -   (6,900,000)
Total operating costs and
expenses                                      (4,012,782) (10,022,173) (15,994)
Other income (expense)                          (976,818)       1,753     (526)
Net (loss) income                             (4,826,641)  (2,624,461)   1,007
Basic (loss) earnings per share                    (0.10)       (0.08)    0.07
Diluted (loss) earnings per share                  (0.10)       (0.08)    0.06


Balance Sheet Data:

                                               Year Ended December 31
                                           2000           1999

Current assets                             $     25,025   $    7,078
Current liabilities                           4,114,895    2,969,522
Total assets                                     25,025      640,504
Total liabilities                             4,114,895    2,983,909
Stockholders' deficit:
Convertible preferred stock                      54,764       54,764
Common stock                                    111,883       48,289
Additional paid in capital                    5,826,171    2,809,589
Retained deficit                            (10,082,688)  (5,256,047)
Total stockholders' deficit                  (4,089,870)  (2,343,405)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Results of Operations.

(a)  Net Revenues.

Net revenues for the year ended December 31, 2000 were $162,959 as compared to $7,395,959 in 1999 and $17,779 for the period from inception (July 21, 1998) to December 31, 1998. Excluding revenues of $7,000,000 recognized in 1999 from the Registrant's agreement with the Life Foundation Trust ("LFT"), net revenues in 1999 would have been $395,959.

The decrease in net revenues, excluding LFT revenues, in 2000 as compared to 1999 was primarily due to four factors. First, prior to the default by LFT (which occurred on April 17, 2000), the Registrant focused on almost solely on completing its obligations to LFT at the expense of its core portal sponsorship and key word bid and rank products. Second, after the default by LFT, the Registrant began to re-engineer its web site to a "bid by impression" and "media rich data description" model and develop its B2B Exchange, HBX 2000, also at the expense of its core portal sponsorship and key word bid and rank products. Third, while the Registrant believes its B2B Exchange and its "bid by impression" and "media rich data description" business model are responsive to the ever-changing needs of the Internet business community, the Registrant has not had sufficient funds to develop the market for these products. Fourth, the Registrant's "bid by impression" and "media rich data description" business model was introduced late in the year. All of these factors, combined, resulted in a decrease in portal sponsorship and key word bid and rank revenues which were not offset by revenues generated from the Registrant's B2B Exchange and "bid by impression" and `media rich data description" model.

A comparison between 1999 and 1998 is not meaningful, as the Registrant had limited operations in 1998 and was in the development stage.

(b)  Bad debt expense.

On April 17, 2000, LFT defaulted on its payment obligation to the Registrant. At the time of the default, the Registrant had recognized uncollected revenues of $6,900,000.

The payment obligation is secured by a security interest and lien on an undivided interest in a collection of Aden stamps (the "Collectibles"). The Collectibles are held in safekeeping by an independent trust Registrant located in New York, New York.

The Registrant is exploring its options with respect to liquidation of its interest in the Collectibles. The liquidation process may be protracted and it is too early to estimate with any degree of certainty the Registrant's likelihood of recovery. Because of the uncertainty of collection, the Registrant wrote off its receivable from LFT and recorded bad debt expense of $6.9 million in 1999.

(c)  Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the year ended
December 31, 2000 were $2,406,320 as compared to $2,926,398 in
1999 and $14,111 for the period from inception (July 21, 1998) to December 31, 1998.

The decrease in selling, general and administrative expenses in 2000 as compared to 1999 is principally the result of lower advertising expenditures and a net decrease in the amount of spending for web site and new product development. The decreases in advertising expenses and expenditures for web site and new development were offset by an increase in officer compensation and costs and expenses incurred in 2000 for the first time for internet traffic marketing programs and operation of the B2B Exchange. Advertising costs decreased by approximately $422,000, officer compensation increased by approximately $259,000 and internet traffic marketing costs and B2B Exchange expenses were approximately $137,000 and $55,000, respectively. The remaining variation in selling, general and administrative expenses in 2000 versus 1999 principally reflects the decrease in net spending for web site and new product development and the effect of sponsor referral fees and other operating costs that vary in relation to net revenues.

A comparison of selling, general and administrative expenses in 1998 versus 1999 is not meaningful, as the Registrant had limited operations in 1998.

(d)  Depreciation and amortization.

Depreciation and amortization expense was $285,093, $195,775 and $1,883 in 2000, 1999 and 1998, respectively. The increases in depreciation and amortization from period to period are due to the amount and timing of capital expenditures during the respective periods. Capital expenditures were approximately $107,187 in 2000, $444,910 in 1998 and $31,663 during the period from inception to December 31, 1998.

(e)  Impairment and other losses.

Impairment and other losses for the year ended December 31, 2000, consists of the following:

Reduction in carrying amount of
   assets to be disposed of                    $   364,153
Increase in merger related liabilities             954,970
Loss on disposition of vehicle                       2,246

                                                $1,321,369

Subsequent to December 31, 2000, the Registrant disposed of its "dot com" assets as a part of a change in the strategic direction of the Registrant from a "pure dot com" Registrant to a multifaceted entertainment/Hollywood-Active production
Registrant. The Registrant's "dot com" assets consisted of substantially all of the Registrant's property and equipment and intangible assets and are classified as "property and equipment to be disposed of" in the December 31, 2000 balance sheet. The net proceeds from the disposition of the Registrant's "dot com" assets were approximately $20,000. Accordingly, the Registrant reduced the carrying value of assets to be disposed of by $364,153 to recognize the expected loss from disposition.

During 2000, substantially all of the obligations, debts and liabilities assumed in connection with the Merger, consisting principally of legal actions pending against the Registrant, became fixed and determinable by the award of judgments against the Registrant by courts of competent jurisdiction. These actions are more fully described in the Notes to Financial Statements, included elsewhere herein. The aggregate amount of obligations, debts and liabilities that became fixed and determinable during the year exceeded the aggregate estimated amount of such liabilities as of December 31, 1999 by approximately $954,970.

(f)  Other income (expense).

Miscellaneous income for the year ended December 31, 2000, consists of a payment made to the Registrant by Mr. Steve Bradford pursuant to the terms of the resignation agreement between the Registrant and Mr. Bradford. The Registrant also transferred ownership to a Registrant owned vehicle to Mr. Bradford as a part of the resignation agreement in exchange for $15,000 in cash and the assumption by Mr. Bradford of a loan in the principal amount of $16,882, secured by the vehicle. The transfer of ownership resulted in a loss on disposal of $2,246, which is included in impairment and other losses.

(g)  Interest expense, net.

Interest expense, net for the year ended December 31, 2000, consists primarily of approximately $892,065 from amortization of debt discounts arising from the intrinsic value assigned to beneficial conversion features contained convertible debt securities issued during the year and charges to income arising from revisions of such beneficial conversion features, $53,802 arising from a debt settlement agreement dated as of September 19, 2000 and $37,967 of contingent interest on borrowings from a related party. No similar charges to income were recorded in prior periods.

For the year ended December 31, 1999 and the period from inception to December 31, 1998, interest expense consisted solely of interest on a note payable, secured by vehicle.

Liquidity and Capital Resources.

The Registrant has required a substantial amount of working capital to fund its operations. During the years ended December
31, 2000 and 1999, short-term borrowings increased by $580,000 and $524,000, respectively, and the Registrant raised approximately $349,500 and $1.9 million from the issuance of common stock and from the exercise of outstanding options and warrants. The Registrant has also relied on non-payment of its trade and other liabilities to maintain operations. As of December 31, 2000, the Registrant had total current liabilities of approximately $4.1 million and no significant sources of liquidity.

For the years ended December 31, 2000 and 1999, Registrant had operating losses of approximately $4.8 million and $2.6 million, respectively, and does not foresee its "dot com" operations generating sufficient amounts of cash flow to service its debts.

During 2000, the Registrant pursued the stock acquisition of other Internet companies that it believed were generating profitable cash flows from operations and would benefit from a business combination. None of these potential acquisitions met the Registrant's requirements and all potential acquisition discussions were terminated or have ceased. The Registrant also sought potential strategic buyers and partners that it believed had the financial resources and willingness to fund the Registrant's operations but was unsuccessful in arranging a buy out or strategic relationship that would have provided the Registrant with a sufficient amount of capital to carry on its operations.

After seeking acquisition opportunities and strategic buyers, the Registrant decided to reinvent itself, under the direction of a new management team, from a pure "dot com" Registrant to a multifaceted entertainment/Hollywood-Active production Registrant.

New management believes that it has the ability attract the necessary capital to carryout the transformation of the Registrant from a pure "dot com" to an entertainment/Hollywood-Active production Registrant and has targeted certain operating companies that may have an interest in entering into a business combination or similar transaction.

The Registrant has obtained a commitment for a $2,500,000 equity line of credit, which is to be funded over a twelve-month period, subject to negotiation of a definitive agreement. The Registrant is also exploring other sources of financing in lieu of or in addition to the equity line of credit to fund the acquisition of entertainment related businesses and provide the Registrant with the ability to liquidate, modify, extend or otherwise satisfy the indebtedness of the Registrant.

While the Registrant's new management believes it will be successful in arranging adequate lines of equity or debt financing to carry out its business plan, there is no assurance of that occurring. In that event, the Registrant would, in all likelihood, cease operations.

The Registrant is subject to a consent order issued by the Michigan Securities Bureau in December 1996 regarding the sale of its securities to persons residing in the State of Michigan. It is uncertain whether or not the Registrant will be obligated to repurchase or otherwise compensate Michigan purchasers for shares sold and has not made a provision therefor.

The Registrant was advised by counsel that it may have violated
Section 5 of the Securities Act of 1933 in years prior to 2000. Counsel further advised the Registrant that initial public purchasers of any shares sold in such violation may have rescission rights to the extent they still own the stock, or have a claim for damages to the extent they resold the stock at a loss. The Registrant is unable to determine the number of shares that may be subject to a violation, and is uncertain as to whether the Registrant has any liabilities arising from these transactions. The Registrant has made no provision in the accompanying financial statements for possible losses, penalties and/or fines, if any, related to these transactions.

Impact Of Inflation.

The impact of inflation on the costs of the Registrant, and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Registrant is not aware of any inflationary pressures that have had any significant impact on the Registrant's operations over the past several years and, the Registrant does not anticipate that inflationary factors will have a significant impact on future operations.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis of
Financial Condition and Results of Operations contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7A. Quantitative and Qualitative Disclosures About Market risk

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements as of and for the fiscal years ended
December 31, 2000, 1999, and 1998 are presented in a separate section of this report following Part IV.

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

In connection with the audits of the financial statements of the Registrant referred to above, and in subsequent interim periods, there were no disagreements with Moore Stephens Lovelace, P.A. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Moore Stephens Lovelace, P.A. would have caused Moore Stephens Lovelace, P.A. to make reference to the matter in their report.

Moore Stephens Lovelace, P.A. stated that its withdrawal as auditor of record for the Registrant was due to information which arose regarding new management which led Moore Stephens Lovelace, P.A. to be unwilling to be associated with the financial statements of the Registrant.

Moore Stephens Lovelace, P.A. has furnished a letter addressed to the Commission stating that it agrees with the statements contained herein. A copy of that letter, dated September 7, 1999, has been filed with the Securities and Exchange Commission.

The withdrawal of Moore Stephens Lovelace, P.A. as the
Registrant's auditor of record was not recommended or approved by the Registrant's Board of Directors. The Registrant authorized
Moore Stephens Lovelace, P.A. to respond fully to the inquiries of a successor accountant concerning its withdrawal as the Registrant's auditor of record.

On September 2, 1999, the Registrant engaged Pender Newkirk & Company, Certified Public Accountants, to audit and report on the financial statements of the Registrant. The Registrant has not consulted with Pender Newkirk & Company regarding the application of accounting principals and has not received any advice from Pender Newkirk & Company regarding any accounting, auditing or financial reporting issue or any other matter that was the subject of a disagreement or reportable event.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers.

The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below. The Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist
or  are   contemplated.   There  are  no   arrangements,
agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. There are no legal proceedings involving the officers and directors of the Registrant.

On February 12, 2001, all of the current directors were appointed to the Board of Directors by consent of the other directors of the Registrant. Subsequently on the same date, all of the former directors and officers of the Registrant resigned their positions. The resigning directors and executive officers were Dorian Reed, Chairman of the Board and Chief Executive Officer, Robert A. Thompson, Vice President, Treasurer, Principal Accounting Officer and Director, Melvyn L. Price, Director, Phillip Lloyd Kaich, Director, and Daniel Melvin Grant, Director. None of the resigning directors and executive officers had any disagreement with the Registrant on any matter relating to the Registrant's operations, polices or practices and have requested that any such matters be disclosed.

David L. Shade, President/Chief Executive Officer/Director.

Mr. Shade, age 54, has been a member of the California State Bar and an attorney since 1976. Mr. Shade has gained extensive experience in corporate formation, business law, and entertainment law and as Vice President of a Venture Capital
Registrant has become a specialist in mergers, acquisitions and private/public offerings. He received his undergraduate degree in Business Management from Cal-Poly (Pomona) in 1969. During his practice of law for in excess of the last five years, Mr.
Shade served as a Judge Pro-tem in both Municipal and Superior Courts.

Ted C. Connolly, Treasurer/Director.

Mr. Connolly, age 60, has been involved in all aspects of accounting and finance for over 30 years. Mr. Connolly has worked for McCullough Oil Corporation and was the Assistant Director of Finance for Perkin-Elmer Data Systems. Since that time he has been active as an independent business owner and financial consultant for telecommunication companies. From May 1992 to June 1998, Mr. Connolly served as the Vice President Finance/part owner of WCC Telephone Services, Inc. In June 1998, he sold the business; since that time, he has been an investor in real estate and the stock markets. Mr. Connolly has extensive experience in setting up corporations and all financial systems needed to control assets through budgets and computer related programs. Mr. Connolly attended Iowa University.

John J. Anton , Director.

Mr. Anton, age 72, is a 40-year veteran of the motion picture and television industry working for all three major television networks. For the last 22 years, Mr. Anton has been a member of the Directors Guild and of the International Alliance of Theatrical Stage Employees. During his career in the motion picture and television industry Mr. Anton produced special shows for the Ford Motor Registrant as well as shows with Tony Bennett, the Kingston Trio, and the Smothers Brothers. He also coordinated special events including major college bowl games and the Academy Awards. Further, Mr. Anton was instrumental in the opening of the Santa Monica Civic Center as a consultant.

Mr. Anton retired from National Broadcasting Registrant, Inc.
(NBC) in 1993 as Sports Operations Producer for the West Coast. Since that time, he has been active as an independent businessman and consultant. Also, he is currently the President of World Shopping Network, Inc., a OTC:BB Registrant. Mr. Anton attended Saint Ambrose Academy, Iowa, the Don Martin School of Broadcasting in Hollywood and NBC Business and Technical Operations College in Burbank, California.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file. Since all of the current directors and officers of the Registrant joined the Registrant in 2001, they did not file any reports in connection with the Registrant for the year 2000.

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned for services rendered during the fiscal years indicated by each of the persons who served as the Chief Executive Officer of the Registrant, or person discharging comparable duties, and to the executive officers of the Registrant whose compensation exceeded $100,000, for each of the three years in the period ended December 31, 2000.

                    Summary Compensation Table

                     Annual compensation              Long-term
                                                     compensation
                                           Awards          Payouts
                                    Other           Securi           All
                                    Annual          ties             other
Name and                            compen Restrict under            compen
Principal   Year   Salary   Bonus   sation  stock   lying   LTIP     sation
Position                                    award   options payouts
                                                    SARs
                     ($)     ($)     ($)     ($)     (#)       ($)     ($)

Dorian      2000      0       0       0    603,846 22,000,000   0       0
Reed,       1999  158,742     0       0       0        0        0       0
CEO/Chairman1998      0       0       0       0        0        0       0
of the
Board (1)

Robert A.   2000   76,494     0       0     75,994  5,000,000   0       0
Thompson,   1999   14,000     0       0       0        0        0       0
V.P./Treasu 1998     0        0       0       0        0        0       0
rer (2)

Steve       2000     0        0       0       0        0        0       0
Bradford    1999  119,500     0       0       0        0        0       0
CEO (3)     1998     0        0       0       0        0        0       0

(1) Mr. Reed became Chairman of the Board following the merger between the Registrant and Old Hitsgalore.com, which was effective as of March 19, 1999. He briefly resigned from his position as Chairman of the Board from late May 1999 to early July 1999 when he was reinstated. During the intervening period, he received compensation as a technology consultant to the Registrant, which is included in the compensation listed. Amounts listed do not include accrued and unpaid compensation of $103,846 as of December 31, 1999. During 2000, the Registrant issued 46,620,194 shares of restricted common stock to Mr. Reed in payment of all accrued and unpaid compensation and bonuses awarded to Mr. Reed for the years 1999 and 2000 in the amount of $603,846. Mr. Reed received no cash compensation in 2000. On February 12, 2001, Mr. Reed resigned as the Registrant's Chief Executive Officer and Chairman of the Board.

(2) Mr. Thompson became an executive officer and Director of the Registrant in September 1999 and resigned his positions on February 12, 2001. Amounts listed do not include accrued and unpaid compensation and bonuses of approximately $16,000 and $27,506 as of December 31, 1999 and 2000, respectively. During 2000, the Registrant issued 949,927 shares of common stock to Mr. Thompson, pursuant to the Year 2000 Stock Award Plan, in payment of approximately $75,994 of accrued and unpaid compensation.

(3) Mr. Bradford became the Chief Executive Officer of the Registrant as a result of the Merger between the Registrant and Old
Hitsgalore.com, which was effective as of March 19, 1999, and resigned all positions with the Registrant effective as of June
21, 2000. Mr. Bradford was not compensated during 2000 or 1998.

Individual Options/SAR Grants In Fiscal Year

                                                  Potential
                                                  Realized
                                                  Value at
                                                  Assumed
                                                  Annual
                                                  Rates of      Alternative
                                                  Stock         grant date
                                                  Price         value
                                                  Appreciation
                                                  For option
                 Individual Grants                term (2)

Name     # of       # of     Exercise  Expiration   5%     10%  Grant Date
         Securities total    or        date                     Present
         Under-     options/ base                               value ($)
         Lying      SARs     price
         Options/   granted  ($/SH)
         SARs       to
         Granted    employee
         (#)        in
                    fiscal
                    year(1)

Dorian
Reed
CEO/Chair.
of the
Board   22,000,000  73.30%   $0.012  December      72,600 160,000    -
                                     27, 2005

Robert A
Thompson
V.P./Treas
urer     5,000,000  16.67%   $0.012  December      16,500  36,500    -
                                     27, 2005

(1) These options were not granted pursuant to any formal plan or plans to provide stock based compensation in the form of stock options to employees, but were granted based solely on the discretion of the Registrant's Board of Directors. During 2000, the Registrant granted 30,000,000 options to officers and directors. All of the options granted during 2000 were vested on the date of grant and are currently outstanding and exercisable.

(2) The potential realizable value is calculated based on the term of the option (five years) at its gate of grant. It is calculated by assuming that the Registrant's stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option; however, the named executives will not actually realize any benefit from the option unless the market value of the Registrant's Common Stock in fact increases over the option price.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
Option/SAR Values.


         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                    AND FY-END OPTION/SAR VALUES

            Shares acquired  Value       Number of           Value of
                             Realized    securities          unexercised
                               ($)       underlying          in-the-money
                                         Unexercised         options/SARs
                                         options/SARS        at FY-end ($)
                                         at FY-end(#)        Exercisable/
                                         Exercisable/        Unexercisable(2)
Name                                     Unexercisable
(a)               (b)         (c)            (d)                 (e)


Dorian
Reed,
CEO/
Chairman
of the
Board              -           -            22,000,000          79,200
                                           Exercisable

Robert A.
Thompson
V.P./
Treasurer          -           -            5,000,000           18,000
                                           Exercisable

(1) No unexercisable options are outstanding as of December 31, 2000. During the year ended December 31, 2000, no options were exercised by the named executive officers. The "Value of Unexercised In-the-Money Options" at December 31, 2000 is based on the difference between the closing market price of the Registrant's Common Stock on December 31, 2000 and the option exercise per share.

Directors' Compensation.

Non-officer directors are compensated for their services, at the discretion of the Board. During the year ended December 31, 2000, each non-officer Director was awarded 312,500 shares of the Registrant's Common Stock under the Year 2000 Stock Award Plan and options to purchase 1,000,000 shares of the Registrant's Common Stock. The options granted to non-officer Directors were granted an exercise price equal to the per share market value of the Registrant's Common Stock on the date of grant. The options are exercisable at any time over a period of five years and expire on December 27, 2005. None of the options granted to non-officer Directors were exercised during the year ended December 31, 2000.

The "Value of Unexercised In-the-Money Options" at December 31, 2000 that were granted to each of the Registrant's non-officer Directors was $3,600 and is based on the difference between the closing market price of the Registrant's Common Stock on December 31, 2000 and the option exercise per share. The Registrant's non-officer Directors as of December 31, 2000 were Melvyn L. Price, Jr., Phillip Lloyd Kaich and Daniel Melvin Grant. All such Directors resigned effective as of February 12, 2001.

Compensation Committee Interlocks and Insider Participation.

The Registrant's Compensation Committee for the year ended December 31, 2000, consisted of all members of the Board of Directors, consisting of Dorian Reed, Robert A. Thompson, Melvyn
L. Price, Jr., Phillip Lloyd Kaich and Daniel Melvin Grant. Both Dorian Reed and Robert A. Thompson served as executive officers of the Registrant. Messrs. Price, Kaich and Grant are not employees or executive officers of the Registrant. During the year ended December 31, 2000, none of the Registrant's executive officers served as a director of another entity in which any executive officer thereof served as a director or member of the Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 31, 2001 (183,700,172 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director; and (iii) all directors and executive officers of the Registrant individually and as a group:

Title of   Name and Address               Amount of       Percent of
Class      of Beneficial Owner(1)         Beneficial         Class
                                          Ownership(2)

Common     Dorian Reed                     93,541,783(3)      50.92%
Stock      11338 Kenyon Way
           Rancho Cucamonga, California
           91701

Common     Philanthropy International      15,000,000(4)       8.16%
Stock      5050 Palo Verde
           Montclair, California 91763

Common     Marc R. Tow                     15,000,000          8.16%
Stock      3402 Bimini Lane, #3-F
           Coconut Creek, Florida 33066-
           2049

Common     David L. Shade                  11,050,000          6.01%
Stock      92 Corporate Park, Suite C-802
           Irvine, California 92606

Common     Ted C. Connolly                    103,000          0.06%
Stock      92 Corporate Park
           Suite C-802
           Irvine, California 92606

Common     John J. Anton                        0              0.00%
Stock      1530 Brookhollow Drive, Suite C
           Santa Ana, California 92705

Common     Shares of all directors and      11,153,000         6.07%
Stock      executive officers as a group (3
           persons)

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them

(2) Other than as set forth below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(3) This amount includes the following: (a) options to purchase 22,000,000 shares of common stock, exercisable from December 27, 2000 through December 27, 2005 at $0.012 per share; (b) 1,520,000 shares held by Audrey M. Reed, wife of Mr. Reed (he disclaims any beneficial ownership of these shares).

(4) This shareholder is a charitable trust. The shares listed, as to which Mr. Reed disclaims beneficial ownership, were donated to the Trust by him during 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, during the past two years, there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.

(a) Short-term borrowings from certain former related parties at December 31, 2000 consist of $701,500 payable under a series of promissory note agreements, all of which have been consolidated into a single promissory note agreement (the "Consolidated Promissory Note"), and $103,802 payable under a convertible promissory note agreement, dated as of September 20, 2000.

The terms of the Consolidated Promissory Note provide for a series of principal payments to the lender totaling $701,500 during the period from January 6, 2001 through December 7, 2001. The payments due under the Consolidated Promissory Note may be made, at the election of the Registrant, in cash (the "Cash Payment Option") or by the issuance of shares of the Registrant's common stock (the "Conversion Option"). The Cash Payment Option or the Conversion Option is to be elected by the Registrant on the due date of the respective borrowings under the Consolidated Promissory Note. If the Registrant elects the Cash Payment Option, it is also obligated to make an interest payment computed based on the amount of principal payment and an interest rate of 8% per annum. If the Registrant elects the Conversion Option, the number of shares issuable is to be based on the amount of principal being converted divided by fifty percent (50%) of the bid price of the Registrant's shares of common stock as of the close of business on the due date of the respective borrowings under the Consolidated Promissory Note.

As of December 31, 2000, the total amount due to the lender under the Cash Payment Option is approximately $769,467, including interest of approximately $37,967, and the number of shares issuable under the Conversion Option would have been approximately 45.0 million shares, assuming that all of the outstanding notes were converted and a stock price of $0.0156 per share.

In connection with the consolidation of the series of promissory notes into a single Consolidated Promissory Note, the Registrant added the Conversion Option (the "Conversion Feature"). The Conversion Feature was effective as of April 24, 2000 and applies to borrowings outstanding as of April 24, 2000 and all subsequent borrowings made under the Consolidated Promissory Consolidated Note.

As a result of the Conversion Feature, the Registrant has recorded the amount of the beneficial conversion feature as an increase in additional paid in capital and an increase in debt discount. In addition, during 2000 the Registrant granted stock options to acquire 50,000 shares of the Registrant's common stock in connection with a $20,000 borrowing event. The fair value assigned to the stock options, using the Black Scholes option pricing model, was approximately $14,823 and was also accounted for as an increase in additional paid in capital and an increase in debt discount. The debt discount is being amortized over the term of the respective borrowing dates. For the year ended December 31, 2000, the Registrant recorded interest expense from the amortization of the debt discount related to these borrowings of approximately $782,015, and the unamortized debt discount related to these borrowings as of December 31, 2000 was approximately $218,485.

The convertible promissory note agreement with a principal balance of $103,802 (the "September 20, 2000 Note"), matured on December 8, 2000, subject to a proviso that all offset rights under a settlement agreement, dated as of September 19, 2000 (the "Settlement Agreement"), were determined. The later date is the payment date (the "Payment Date") as defined in the note. The September 30, 2000 Note, or any portion thereof is convertible, at the election of the holder, into shares of the Registrant's common stock on the Payment Date at a conversion price equal to fifty percent (50%) of the closing bid price of the Registrant's common stock at the close of business on the day preceding the receipt by the Registrant of a notice of conversion. The current balance of the note is comprised of borrowings from the related party of $150,000 and accrued interest and other costs of approximately $16,000, less net proceeds received by the related party of approximately ($62,198) from the sale of common stock.

The notice of conversion was received and the offset rights under the Settlement Agreement were determined as of January 22, 2001. The notice of conversion, together with the offset rights under the Settlement Agreement, provides for the issuance of approximately 4.9 million shares to settle the Registrant's obligations under the applicable agreements. Pursuant to the terms of the agreements, the Registrant's indebtedness under the September 20, 2000 Note was increased by $53,802 to $103,802 as a charge to interest expense.

The Settlement Agreement provided for, among other things, a change by the Registrant in the conversion features included in a convertible promissory note in the amount of $100,000 dated as of September 23, 1999 (the "September 23, 1999 Note"). The change in the conversion features was a reduction in the conversion price from $2.00 to $0.106 per share, plus an increase of $6,000 in amounts due under the note. Upon execution of the Settlement Agreement and conversion of the September 23, 1999 Note, the Registrant issued 1,000,000 shares of its common stock and recorded interest expense of $60,050, representing the difference between the intrinsic value of the basic and revised basic beneficial conversion features at the date of conversion.

The Conversion Feature applicable to the September 20, 2000 note was valued at $50,000. For the year ended December 31, 2000, the Registrant recorded interest expense from the amortization of the debt discount related to the September 20, 2000 Note of $50,000.

It is the opinion of management that the combination of cash and stock to be paid back under the terms of the Consolidated Promissory Note is excessive and may be in violation of state usury laws. As a result, management will be attempting to negotiate with the holder of this note in order to reduce the interest payments.

(b) During 2000 and 1999, Mr. Reed advanced the Registrant, without interest, $216,665 and $65,000 respectively. In 2000, the Registrant repaid approximately $197,223 of such advances in cash and repaid approximately $16,127 and $37,238 by the distribution of shares of the Registrant's common stock and by the gift of a Registrant owned vehicle to the Maxx Life Foundation, respectively.

(c) During 1999, Mr. Reed returned to the Registrant for issuance to other parties 2,000,000 shares of the Registrant's common stock for no consideration. In August 2000, 2,000,000 shares of the Registrant's common stock were reissued to Mr. Reed without consideration.

(d) During 1999, the Registrant paid a related party $150,000 for assistance with the sale of its common stock and the exercise of its warrants. In 2000, the Registrant issued notes payable of $77,000 to the same related party for services rendered in connection with financing transactions.

(e) In August 2000, the Registrant, at the request of its Chairman of the Board, gifted a Registrant owned vehicle to the Maxx Life Foundation. The Registrant accounted for this transaction as a reduction in amounts loaned to the Registrant by its Chairman. The carrying value of the vehicle was $37,239. No gain or loss was recognized.

(f) In October 2000, the Registrant issued 949,927 shares of its common stock to an officer of the Registrant in payment of accrued compensation totaling approximately $75,994.

(g) In October 2000, the Registrant issued 312,500 shares of its common stock to each of its non-officer directors as compensation for services rendered. The total number of shares issued were 937,500. The shares issued were valued at $75,000 in the aggregate.

(h) In December 2000, the Registrant issued 46,307,697 shares of its common stock to the Registrant's Chairman of the Board in payment of accrued compensation totaling approximately
$557,538 and 514,091 shares in payment of loans payable to the Chairman of approximately $16,127.

The above transactions are not necessarily indicative of what these transactions would have been between unrelated parties.

PART IV.

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

A report on Form 8-K was filed during the last quarter of the fiscal year covered by this report to report the following under
Item 5 - Other Information:

On November 20, 2000, the Registrant was informed that the United States District Court for the Southern District of Iowa filed Findings of Fact, Conclusions of Law and Judgment ("Order") in Civil No. 3-97-CV-60085, Jeffery M. Good, Plaintiff, vs. Systems Communications, Inc.("SCMI") and Comstar Network Services, Inc, an SCMI subsidiary, Defendants. The Registrant was informed of the Order, via unregistered mail, by the plaintiff's counsel in a letter to the Registrant dated as of November 20, 2000, which included a copy of the Order. The Registrant is a Defendant by virtue of its Merger with SCMI.

Index to Financial Statements.
                                                            Page

Report of Independent Certified Public Accountant              31

Balance Sheets as of December 31, 2000 and 1999                32

Statements of Operations for the Years Ended
December 31, 2000 and 1999 and for the Period From
Inception (July 21, 1998) To December 31, 1998                 33

Statements of Changes in Stockholders' Equity (Deficit) for
the Years Ended December 31, 2000 and 1999                     34

Statements of Cash Flows for the Years Ended
December 31, 2000 and 1999 and for the Period From
Inception (July 21, 1998) To December 31, 1998                 36

Notes to Financial Statements                                  37

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Diamond Hitts Production, Inc.


Dated: April 16, 2001           By: ____________________________
                                David Shade, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                          Title                         Date

David Shade              President/Chief Executive            April 16, 2001
Officer/Director

Ted Connolly             Treasurer (Principal                 April 16, 2001
                         Financial and Accounting
                         Officer)/Director

John J. Anton            Director                             April 16, 2001

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Diamond Hitts Production, Inc.
(formerly Hitsgalore.com, Inc.)
92 Corporate Park, Suite C-802
Irvine, CA 92606-5146

We have audited the balance sheets of Diamond Hitts Production, Inc (formerly Hitsgalore.com, Inc.) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended and for the period from inception (July 21, 1998) to December 31, 1998. These financial statements are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Hitts Production, Inc. (formerly Hitsgalore.com, Inc.) as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended and for the period from inception (July 21,1998) to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Diamond Hitts Production, Inc. (formerly Hitsgalore.com, Inc.) will continue as a going concern. As more fully described in Note 3, the Registrant incurred operating losses in 2000 and 1999, and as of December 31,2000 has a working capital and stockholders' equity deficiency. These conditions raise substantial doubt about the Registrant's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Pender Newkirk & Company
Pender Newkirk & Company
Tampa, Florida
April 6, 2001

                  DIAMOND HITTS PRODUCTION, INC.
                  (formerly Hitsgalore.com, Inc.)
                           BALANCE SHEETS
                     DECEMBER 31, 2000 and 1999

                                                       2000         1999
                                ASSETS

Cash                                                      25           2,223
Accounts receivable                                    5,000               -
Property and equipment to be disposed of              20,000               -
Other current assets                                       -           4,855
Total current assets                                  25,025           7,078
Property and equipment, net of accumulated
depreciation of $81,233 in 1999                            -         284,151
Intangible assets, net of accumulated
Amortization of $116,425 in 1999                           -         349,275
Total assets                                          25,025         640,504

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Short-term borrowings from related parties,
less unamortized debt discount of $218,485
in 2000                                              586,817         524,000
Due to officers and stockholders                      31,077          65,000
Note payable                                               -           4,788
Accounts payable and accrued expenses                662,474         289,974
Allowance for cancellations and refunds                    -         184,664
Accrued compensation and employee benefits           152,933         174,471
Merger related liabilities                         2,681,594       1,726,625
Total current liabilities                          4,114,895       2,969,522

Long-term portion of note payable                          -          14,387

Commitments and contingencies

Stockholders' deficit:

Class B convertible preferred stock, stated
value and liquidation preference - $1.00 per
share; authorized 10,000,000 shares, issued
and outstanding 100,000 shares                       54,764          54,764
Common stock, $0.001 par value; authorized
550,000,000 shares; issued and outstanding
111,883,095 shares in 2000 and 48,289,848
shares in 1999                                      111,883          48,289
Additional paid-in capital                        5,826,171       2,809,589
Retained deficit                                (10,082,688)     (5,256,047)

Total stockholders' deficit                      (4,089,870)     (2,343,405)

Total liabilities and stockholders' deficit     $     25,025     $   640,504

See Notes to Financial Statement

                  DIAMOND HITTS PRODUCTION, INC.
                 (formerly Hitsgalore.com, Inc.)
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999 AND FOR THE PERIOD FROM INCEPTION (JULY 21, 1998) TO DECEMBER 31, 1998

                                          2000         1999        1998

Net Revenues                              $   162,959  $ 7,395,959 $17,779

Operating costs and expenses:
Bad debt expense                                    -    6,900,000       -
Selling, general and administrative
expenses                                    2,406,320    2,926,398  14,111
Depreciation and amortization                 285,093      195,775   1,883
Impairment and other losses                 1,321,369            -       -

Total operating costs and expenses          4,012,782    10,022,173 15,994

(Loss) income from operations              (3,849,823)   (2,626,214) 1,785

Other income (expense):
Miscellaneous income                           10,000             -      -
Interest (expense) income, net               (986,818)        1,753   (526)

(Loss) income before income taxes          (4,826,641)   (2,624,461) 1,259
Provision for income taxes                          -             -   (252)

Net (loss) income                         $(4,826,641)  $(2,624,461) $1,007

Basic (loss) earnings per share                 (0.10)        (0.08)   0.07

Diluted (loss) earnings per share               (0.10)        (0.08)   0.06

                       See Notes to Financial Statements.

                        DIAMOND HITTS PRODUCTION, INC.
                      (formerly Hitsgalore.com, Inc.)
       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999

                           Class A               Class B          Common
                           Preferred             Preferred         Stock
                        Shares     Amount    Shares     Amount     Shares

Balance at December
31, 1998                     -     $     -        -     $    -         15,000

Merger and
reorganization         500,000       55,000  100,000     54,764    45,755,380
Liquidation of merger
liabilities assumed          -            -        -          -        37,071
Issuance of stock for
cash and upon exercise
of warrants                  -            -        -          -     2,362,397
Purchase of assets           -            -        -          -       100,000
Return of stock in
settlement of debt    (500,000)     (55,000)       -          -             -
Issuance of stock as
compensation                 -            -        -          -        20,000
Merger shares retired        -            -        -          -    (2,000,000)
Shares issued to LFT,
net of
subscription receivable      -            -        -          -     2,000,000
Stock issue costs            -            -        -          -             -
Net loss                     -            -        -          -             -

Balance at December
31, 1999                     -            -   100,000    54,764    48,289,848

Issuance of common stock in
payment of accrued
compensation
to officers                  -           -          -         -    47,771,710
Issuance of common stock
upon conversion of debt      -           -          -         -    10,622,136
Issuance of common stock
to non-officer
directors, employees
and consultants as
compensation                 -           -          -         -     5,345,634
Issuance of common stock
for cash                     -           -          -         -     1,622,500
Issuance of common
stock upon exercise
of options and warrants      -           -          -         -        57,143
Re-issuance of cancelled
merger shares                -           -          -         -     2,000,000
Issuance of previously
unissued merger shares       -           -          -         -     2,000,000
Cancellation of common
stock issued to
Life Foundation Trust        -           -          -         -    (1,750,000)
Cancellation of common
stock issued to  officer     -           -          -         -    (4,000,000)
Cancellation of pre-
merger shares in
connection with a
rescinded business
transaction                  -           -          -         -       (75,876)
Stock issue costs            -           -          -         -             -
Intrinsic value of
beneficial conversion
feature of convertible
debt instruments             -           -          -         -             -
Net loss

Balance December
31, 2000                     -           -    100,000  $ 54,764   111,883,095

                        See Notes to Financial Statement

                    DIAMOND HITTS PRODUCTION, INC.
                    (formerly Hitsgalore.com, Inc.)
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
                                 (Continued)

                                                    Retained    Total
                                      Additional    earnings
                           Common     paid-in       (Accumu
                           Stock      Capital        lated
                           Amount                    deficit)


Balance at December 31
1998                       $      -   $      -       $    1,007   $     1,007

Merger and reorganization     45,770     4,995       (2,632,593)   (2,472,064)
Liquidation of merger
liabilities assumed               37   676,266                -       676,303
Issuance of stock for cash
and upon exercise of
warrants                       2,362 1,871,248                -     1,873,610
Purchase of assets               100   367,100                -       367,200
Issuance of stock in
settlement of debt                 -         -                -       (55,000)
Issuance of stock as
compensation                      20    39,980                -        40,000
Merger shares retired         (2,000)    2,000                -             -
Shares issued to LFT,
net of
subscription receivable        2,000    (2,000)               -             -
Stock issue costs                  -  (150,000)               -      (150,000)
Net loss                           -         -       (2,624,461)   (2,624,461)

Balance at
December 31, 1999             48,289 2,809,589       (5,256,047)   (2,343,405)
Issuance of common stock
in payment of accrued
compensation
to officers                   47,772   648,196                -       695,968
Issuance of common
stock upon
conversion of debt            10,622   673,428                -       684,050
Issuance of common
stock to non-officer
directors, employees and
consultants as
compensation                   5,346   347,388                -       352,734
Issuance of common
stock for cash                 1,623   307,877                -       309,500
Issuance of common
stock upon
exercise of options
and warrants                      57    39,943                -        40,000
Re-issuance of cancelled
merger shares                  2,000    (2,000)               -             -
Issuance of previously
unissued merger shares         2,000         -                -         2,000
Cancellation of common
stock issued to
Life Foundation Trust         (1,750)    1,750                -             -
Cancellation of common
stock issued to
officer                       (4,000)    4,000                -             -
Cancellation of pre-
merger shares in
connection with a
rescinded business
transaction                      (76)        -                -           (76)
Stock issue costs                  -    (54,500)              -       (54,500)
Intrinsic value of
beneficial conversion
feature of convertible
debt instruments                   -  1,050,500               -     1,050,500
Net loss                           -          -      (4,826,641)   (4,826,641)

Balance December
31, 2000                     111,883  5,826,171     (10,082,688)   (4,089,870)

                    See Notes to Financial Statements

                     DIAMOND HITTS PRODUCTION, INC.
                    (formerly Hitsgalore.com, Inc.)
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999 AND FOR THE PERIOD FROM INCEPTION (JULY 21, 1998) TO DECEMBER 31, 1998

                                         2000         1999        1998

Cash flows from operating activities:
Net (loss) income                     $(4,826,641) $(2,624,461)  $  1,007
Adjustments to reconcile net (loss)
income to net cash provided by
(used in) operations:
Depreciation and amortization             285,093      195,775      1,883
Impairment and other losses             1,321,369            -          -
Amortization of debt discount             945,867            -          -
Stock compensation and other expenses     444,657            -          -
Allowance for cancellations and
returns                                         -       184,664         -
Other non-cash charges                          -       100,000         -
Increase (decrease) in cash from
change in operating assets and
liabilities-
Accounts receivable                        (5,000)            -         -
Other current assets                        4,855        (3,884)     (971)
Accounts payable and other current
liabilities                               314,837       289,196       778
Accrued compensation and employee
benefits                                  674,429       174,471         -

Net cash (used in) provided by
operating activities                     (840,534)   (1,684,239)    2,697

Cash flows from investing activities:
Capital expenditures                     (107,187)     (279,237)  (31,633)
Purchase of intangible assets                   -      (125,000)        -
Proceeds from disposal of assets           15,000             -         -

Net cash used in investing activities     (92,187)     (404,237)  (31,633)

Cash flows from financing activities:
Proceeds from issuance of stock and
exercise of options and warrants          349,500     1,873,610         -
Proceeds from short-term borrowings       580,000       524,000         -
Proceeds from (payments on) notes
payable                                    (2,292)       (8,838)    5,000
Due to officers and employees, net          3,315        62,750     2,250
Borrowings from affiliated Registrant net       -       (22,699)   22,699
Payment of stock issue costs                    -      (150,000)        -
Payments on merger liabilities assumed          -      (191,557)        -

Net cash provided by financing
activities                                 930,523    2,087,266    29,949

Net (decrease) increase in cash             (2,198)       1,210     1,013
Cash at beginning of period                  2,223        1,013         -

Cash at end of period                           25        2,223     1,013

                     See Notes to Financial Statements

                      DIAMOND HITTS PRODUCTION, INC.
                     (formerly Hitsgalore.com, Inc.)
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE REGISTRANT AND BUSINESS

Effective as of February 16, 2001, the Registrant, through its new management, determined that the Registrant's "dot com" assets were not cost effective and sold a majority of such assets for $20,000. Effective as of March 29, 2001, the Registrant changed its name from Hitsgalore.com, Inc. to Diamond Hitts Production, Inc. The Registrant is a Florida corporation.

The Registrant is in the process of reinventing its business from a pure "dot com" Registrant to a multifaceted entertainment/Hollywood-Active production Registrant. The
Registrant's current business is to seek and acquire profitable entertainment assets and liquidate, modify, extend or otherwise satisfy the indebtedness of the Registrant.

On March 19, 1999, the Registrant and Hitsgalore.com, a Nevada corporation ("Old Hitsgalore.com"), completed a merger (the "Merger"). Pursuant to the Merger, Old Hitsgalore.com was merged into the Registrant and the Registrant changed its name to Hitsgalore.com, Inc. Prior to the Merger, the Registrant was known as Systems Communications, Inc. ("SCI").

For accounting purposes, the Merger of Old Hitsgalore.com into the Registrant was treated as a recapitalization, with Old
Hitsgalore.com as the acquirer. As a result of the Merger, the historical financial statements and operations of Old
Histgalore.com prior to March 19, 1999 became those of the Registrant. Old Hitsgalore was incorporated on July 21, 1998 and was in the development stage until the later part of 1998.

As part of the Merger (and a reorganization of the Registrant, the "Reorganization"), the Registrant declared a share consolidation (a reverse split) of its then issued and outstanding common stock, options, warrants and other rights to purchase its common stock. The reverse split reduced each seven shares of common stock outstanding to one share. The reverse split also applied to all outstanding options, warrants, convertible securities and other rights to acquire the Registrant's common stock. The effect of the reverse split was such that the Registrant would have approximately 8,000,000 shares of common stock issued and outstanding, assuming exercise of all such options, warrants and other rights, on the effective date of the Merger.

In connection with the Merger, the stockholders of Old Hitsgalore.com received 37,675,000 shares of common stock in conversion of all of the issued and outstanding shares of common stock of Old Hitsgalore.com. An additional 2,000,000 shares common stock were issued as compensation to consultants and professionals rendering services in connection with the Merger.

The Reorganization included the transfer of the Registrant's previous business, properties and assets to International Healthcare Solutions, Inc., a Florida corporation organized for that purpose ("IHSI"), in exchange for twenty million shares of IHSI, constituting all of the outstanding common stock of IHSI. The Registrant also declared a dividend in kind, payable in all of the shares of IHSI common stock, to the Registrant's stockholders of record on April 6, 1999. In furtherance of the dividend, the ISHI common stock was transferred into a constructive trust for the benefit of the Registrant's stockholders. The IHSI common stock is to be distributed to the Registrant's stockholders entitled to receive the dividend when a registration statement covering the distribution of the shares under the Securities Act of 1933 becomes effective. IHSI, to the best of the Registrant's knowledge and belief, has ceased operations; and, there is no assurance that any such registration statement will be filed.

In connection with the transfer of the Registrant's business, properties and assets to IHSI, IHSI assumed all the obligations, debts and liabilities of the Registrant that existed as of March 19, 1999 and unconditionally and irrevocably indemnified the Registrant against all of such obligations, debts and liabilities, with the result that both the Registrant and IHSI are jointly and severally obligated for such debts and liabilities. The Registrant does not expect to be indemnified by IHSI for any of such obligations, debts and liabilities.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents.

The Registrant considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable.

The Registrant extends credit to its customers in the ordinary course of business and provides an allowance for doubtful accounts that management considers adequate. As of December 31, 2000, the Registrant had accounts receivable totaling $5,000, all of which were collected in 2001. As of December 31 1999, the Registrant had a receivable of $6,900,000 from The Life
Foundation Trust ("LFT") which was fully written off as of that date.

Property And Equipment To Be Disposed Of.

Assets to be disposed of are reported at the lower of their carrying amount or estimated fair value (see Note 5).

Property And Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over periods that approximate the useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the related lease or the estimated useful lives of the assets
(see Notes 4 and 5).

Revenue Recognition.

The Registrant recognizes revenue when an agreement exists to sell a product or service, the product or service has been delivered, the sales price is fixed and determinable and collectibility of the sales price is reasonably assured.

As of December 31, 1999, the Registrant provided an allowance for cancellations and returns of $184,664. The allowance for cancellations and returns is for the return of monies derived from the sale of Local City Editions ("LCEs") that the Registrant has offered to refund to its LCE customers.

Revenue from the fixed price agreement for the sale of LCEs to LFT is reported under the percentage-of-completion method for financial statement purposes. The revenue from the LFT agreement reflected in the accompanying financial statements for the year ended December 31, 1999 ($7,000,000) represents the percentage of estimated total revenue that LCEs delivered as of December 31, 1999 bore to the total number of LCEs which were to have been delivered under the LFT agreement over its term. As a result of the default by LFT (see Note 9), the Registrant discontinued the recognition of revenue under the LFT agreement, effective as of December 31, 1999

In-Kind Services.

In 1998, the principal stockholders of the Registrant provided services to the Registrant without any remuneration. No value was assigned to such services due to the Registrant having been in the development stage and the inability of the Registrant to estimate the fair value of the services provided.

Income Taxes.

The Registrant recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Convertible Debt.

The Company issued approximately $1,050,500 in convertible debentures during 2000. These debentures are convertible into common stock. In connection with the issuance of these debentures, the Company recorded debt discounts of approximately $1,050,500 to reflect the intrinsic value of the beneficial conversion feature of the debentures (see Note 7). The debt discounts are being amortized over the term of the convertible debentures issued during the year. During 2000, the Company recorded interest expense of approximately $832,015 from the amortization of debt discounts.

Stock Options and Warrants.

FASB Statement No. 123, "Accounting for Stock-Based Compensation Plans", effective for fiscal years beginning after December 15, 1995 provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation expense is recorded on the date the options are granted to employees in an amount equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of the provisions of FASB No. 123.

Earnings Per Share.

The Registrant has applied the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), which requires the presentation of both basic and diluted earning per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the sum of the weighted average number of common shares outstanding plus the additional number of shares that would have been outstanding if all potentially dilutive common shares had been issued. For the years ended December 31, 2000 and 1999, the inclusion of potentially dilutive securities in the calculation of earnings per share would have been anti-dilutive, thus both basic and diluted earning per share for the years ended December 31, 2000 and 1999 are the same. For the year ended December 31, 1998, the weighted average number of shares outstanding was increased by 1,800 shares for purposes of the computation of diluted earnings per share to include incremental shares from the exercise of outstanding options using the treasury stock method.

The weighted average number of common shares outstanding for the years ended December 31, 2000 and 1999 and for the period from inception to December 31, 1998 was approximately 48,789,459, 34,276,497 and 15,000 shares, respectively.

As of December 31, 2000, the Registrant had approximately 30,127,184 options and warrants outstanding, exercisable at prices ranging from $0.012 to $2.00 per share. The options and warrants outstanding expire on various dates through the year 2005. The Registrant also has approximately $805,302 of convertible debt securities outstanding. These securities, if converted as of December 31, 2000, according to the terms contained in the related debt agreements, would have been convertible into approximately 50.0 million shares (see "Short Term Borrowings from Related Parties").

Long-Lived Assets.

The Registrant has applied the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." This statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of (see Notes 4, 5 and 6).

Advertising Costs.

Advertising costs, except for costs associated with direct response advertising, are charged to operations when incurred. The costs of direct response advertising are capitalized and amortized over the periods during which future benefits are expected to be received. Advertising expense amounted to approximately $31,000, $453,000 and $0 for the periods ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, 1999 and 1998, the Registrant had no deferred direct response advertising costs.

Use Of Estimates.

The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Registrant incurred operating losses of $4,826,641 and $2,624,461 in 2000 and 1999, respectively, and had a working capital deficiency of approximately $4.1 million at December 31, 2000. In addition, the Registrant is subject to numerous judgments awarded by courts of competent jurisdiction, all of which have been provided for. However, the Registrant is currently unable to satisfy these judgments or enter into any settlement agreements due to its lack of financial resources. In the absence of a sufficient amount of cash flows from future operations or from financing transactions, the Registrant would be required to seek other alternatives, including sale, merger or discontinuance of operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

                                                December 31, 1999

Furniture and equipment                         $    314,071
Computer software                                     46,686
Leasehold improvements                                 4,627

                                                     365,384

Less: accumulated depreciation
and amortization                                     (81,233)
                                                $    284,151

As of December 31, 2000, the Registrant recognized an impairment loss to reduce the carrying value of property and equipment to its net realizable value and classified the related assets as "property and equipment to be disposed of" (see Note 5).

NOTE 5 - PROPERTY AND EQUIPMENT TO BE DISPOSED OF

Effective as of February 16, 2001, the Registrant disposed of its "dot com" assets, consisting of all of the Registrant's property and equipment and intangible assets, and vacated substantially all of its leased premises. The sales price for the assets disposed of was $20,000. Accordingly, the Registrant recorded a loss in 2000 equal to the difference between the carrying value of the assets disposed of and the proceeds from disposition. The assets disposed of are shown in the accompanying financial statements as property and equipment to be disposed of and are carried at $20,000. The loss from the disposition of the assets, including intangible assets, totaled approximately $364,153 and is reflected in impairment and other losses in the accompanying statement of operations (see Note 6).

NOTE 6 - INTANGIBLE ASSETS

On April 20, 1999, the Registrant completed the purchase of all rights, title and interest in the internet-related development assets, equipment and software, owned or under development, by Solvere, Inc. ("Solvere"), a closely held Delaware corporation. The assets acquired included all computer equipment, software and internet technology, including, but not limited to all of Solvere's e-commerce, web-based e-mail, multimedia distribution system and shopping cart technology. The purchase price consisted of $125,000 in cash and 100,000 shares of the Registrant's common stock. The common stock issued to Solvere was assigned a value of $367,200. Of the total purchase price, $26,500 was allocated to property and equipment and $465,700 was allocated to intangible assets. The intangible assets acquired were being amortized over three years. The unamortized value of intangible assets, before recognition of impairment, was $194,012 (see Note 5).

NOTE 7 - SHORT-TERM BORROWINGS FROM RELATED PARTIES

Short-term borrowings from related parties at December 31, 2000 consist of $701,500 payable under a series of promissory note agreements, all of which have been consolidated into a single promissory note agreement (hereinafter referred to as the "Consolidated Promissory Note"), and $103,802 payable under a convertible promissory note agreement, dated as of September 20, 2000.

The terms of the Consolidated Promissory Note provide for a series of principal payments to the lender totaling $701,500 during the period from January 6, 2001 through December 7, 2001. The payments due under the Consolidated Promissory Note may be made, at the election of the Registrant, in cash (the "Cash Payment Option") or by the issuance of shares of the Registrant's common stock (the "Conversion Option"). The Cash Payment Option or the Conversion Option is to be elected by the Registrant on the due date of the respective borrowings under the Consolidated Promissory Note. If the Registrant elects the Cash Payment Option, it is also obligated to make an interest payment computed based on the amount of principal payment and an interest rate of 8% per annum. If the Registrant elects the Conversion Option, the number of shares issuable is to be based on the amount of principal being converted divided by fifty percent (50%) of the bid price of the Registrant's shares of common stock as of the close of business on the due date of the respective borrowings under the Consolidated Promissory Note.

As of December 31, 2000, the total amount due to the lender under the Cash Payment Option is approximately $769,467, including interest of approximately $37,967, and the number of shares issuable under the Conversion Option would have been approximately 45.0 million shares, assuming that all of the outstanding notes were converted and a stock price of $0.0156 per share.

In connection with the consolidation of the series of promissory notes into a single Consolidated Promissory Note, the Registrant added the Conversion Option (the "Conversion Feature"). The Conversion Feature was effective as of April 24, 2000 and applies to borrowings outstanding as of April 24, 2000 and all subsequent borrowings made under the Consolidated Promissory Consolidated Note.

As a result of the Conversion Feature, the Registrant has recorded the amount of the beneficial conversion feature as an increase in additional paid in capital and an increase in debt discount. In addition, during 2000 the Registrant granted stock options to acquire 50,000 shares of the Registrant's common stock in connection with a $20,000 borrowing event. The fair value assigned to the stock options, using the Black Scholes option pricing model, was approximately $14,823 and was also accounted for as an increase in additional paid in capital and an increase in debt discount. The debt discount is being amortized over the term of the respective borrowing dates. For the year ended December 31, 2000, the Registrant recorded interest expense from the amortization of the debt discount related to these borrowings of approximately $782,015, and the unamortized debt discount related to these borrowings as of December 31, 2000 was approximately $218,485.

The convertible promissory note agreement with a principal balance in the original amount of $103,802 (the "September 20, 2000 Note"), matured on December 8, 2000, subject to a proviso that all offset rights under a settlement agreement, dated as of September 19, 2000 (the "Settlement Agreement"), were determined. The later date is the payment date (the "Payment Date") as defined in the note. The September 30, 2000 Note, or any portion thereof is convertible, at the election of the holder, into shares of the Registrant's common stock on the Payment Date at a conversion price equal to fifty percent (50%) of the closing bid price of the Registrant's common stock at the close of business on the day preceding the receipt by the Registrant of a notice of conversion. The current balance of the note is comprised of borrowings from the related party of $150,000 and accrued interest and other costs of approximately $16,000, less net proceeds received by the related party of approximately ($62,198) from the sale of common stock.

The notice of conversion was received and the offset rights under the Settlement Agreement were determined as of January 22, 2001. The notice of conversion, together with the offset rights under the Settlement Agreement, provides for the issuance of approximately 4.9 million shares to settle the Registrant's obligations under the applicable agreements. Pursuant to the terms of the agreements, the Registrant's indebtedness under the September 20, 2000 Note was increased by $53,802 to $103,802 as a charge to interest expense.

The Settlement Agreement provided for, among other things, a change by the Registrant in the conversion features included in a convertible promissory note in the amount of $100,000 dated as of September 23, 1999 (the "September 23, 1999 Note"). The change in the conversion features was a reduction in the conversion price from $2.00 to $0.106 per share, plus an increase of $6,000 in amounts due under the note. Upon execution of the Settlement Agreement and conversion of the September 23, 1999 Note, the Registrant issued 1,000,000 shares of its common stock and recorded interest expense of $60,050, representing the difference between the intrinsic value of the basic and revised basic beneficial conversion features at the date of conversion.

The Conversion Feature applicable to the September 20, 2000 note was valued at $50,000. For the year ended December 31, 2000, the Registrant recorded interest expense from the amortization of the debt discount related to the September 20, 2000 Note of $50,000.

NOTE 8 - MERGER RELATED LIABILITIES

Merger related liabilities consist of judgments awarded against the Registrant by courts of competent jurisdiction for matters existing as of the date of the Merger or arising from the Merger.
These matters are described below.

On May 21, 1997, Mr. Jeff Good, as Plaintiff, filed an action in the United States District Court, Southern District of Iowa, Davenport Division (Case No. 3-97-CV-60085) against Systems Communications, Inc., as Defendant, for amounts Mr. Good alleged were due under an employment agreement. On September 22, 2000, the Court entered an order of Findings of Fact, Conclusions of Law and Judgment against the Registrant. Pursuant to the order, the Court awarded Plaintiff $673,933 for breach of contract damages, $31,013 for attorney fees and costs, $5,538 for liquidated damages and $100,000 for punitive damages, plus interest. As of December 31, 2000, merger related liabilities include approximately $1,050,819 for this action. This amount includes pre and post-judgment interest of approximately $240,335. The excess of the amount awarded by the Court, including pre and post judgment interest, over the amount accrued at December 31, 1999 was approximately $600,819. This amount is included in impairment and other losses in the accompanying statement of operations for the year ended December 31, 2000.

On April 15, 1997, Mr. Ken Lame, as Plaintiff, filed an action in the United States District Court, District Court of Utah, Central Division (Case No. 2:97CV0292W) against Systems Communications,
Inc. and a subsidiary Registrant that is now a subsidiary of IHSI, as Defendants, for amounts due under a consulting agreement. On July 7, 2000, the United States District Court for the District of Utah, Central Division, entered a judgment in favor of Kenneth D. Lame against the Registrant in the amount of $302,233, plus post judgment interest. As of December 31, 1999, the Registrant had accrued $450,000 for this action. The excess of the amount accrued at December 31, 1999 over the amount awarded by the Court, including interest, was approximately $133,111. This amount was recorded was recorded as a reduction in impairment and other losses for the year ended December 31, 2000.

In 1996, Systems Communications, Inc. informed the principals of Coast Communications, Inc. ("CCI") that it was canceling the acquisition of CCI, terminating all of the related acquisition documents and abandoning CCI's business. In connection with the abandonment of CCI's business, the Registrant wrote off its remaining investment in CCI and recognized a loss of approximately $300,000. The principals of CCI filed suit against the Registrant, and on October 15, 1999 the Circuit Court of Pinellas County, Florida, Case Number 99-003990-CI-20, entered a judgment against Systems Communications, Inc. in the amount of $510,599. On January 4, 2000 the Plaintiffs filed a Amended Notice of Entry of Judgment on Sister-State Judgment in the Superior Court of California, San Bernardino County, Case Number RCV 044865. As of December 31, 2000 and 1999, the Registrant has accrued $555,000 related to this action.

On June 27, 2000, the Circuit Court of the Sixth Circuit in and for Pinellas County, Florida entered Final Judgments of damages in favor of Mr. Edwin B. Salmon, Jr., the former Chief Executive Officer and Chairman of the of the Board of the Registrant, in the amount of $468,657 (Case No. 00-002088-CI-15), and in favor of Mr. William Van Hook, the transferee of certain Merger shares from Mr. Salmon, in the amount of $164,253 (Case No. 00-002946-CI-15) for wrongfully denying the removal of restrictive legends, pursuant to Rule 144 of the Securities Act of 1933, on share certificates of the Registrant held by them. As of December 31, 2000, the Registrant has accrued $665,337, including accrued interest of $32,426, related to these actions. The Registrant believes that it did not wrongfully deny the removal of restrictive legends as a result of Mr. Salmon's guaranty of Merger liabilities and representations made by Mr. Salmon in connection with the Merger.

On October 26, 1999, the Supreme Court of the State of New York entered a judgment in favor of Health Management Services, Inc., Plaintiff, against a subsidiary Registrant that is now a subsidiary of IHSI, as Defendant. The amount of the judgment was $84,674 and together with pre and post-judgment interest of approximately $8,875, the total judgment amounts to approximately $93,549 as of December 31, 2000.

Included in impairment and other losses for the year ended
December 31, 2000 is approximately $954,970 from an increase in the estimated amounts of merger related liabilities outstanding as of December 31, 2000.

NOTE 9 - LIFE TRUST FOUNDATION DEFAULT

On April 17, 2000, the Life Foundation Trust ("LFT") defaulted on its payment obligations to the Registrant under an agreement dated April 15, 1999 (the "Agreement") and an early payment agreement dated February 16, 2000 (the "Early Payment
Agreement").

Under the Agreement, LFT was to pay $10,000,000 for the purchase of 2,000,000 shares of the Registrant's common stock pursuant to a stock subscription agreement (the "Subscription Agreement") and $10,000,000 for the development of Local City Editions of the Registrant's web site. As of March 31, 2000, the Registrant had fulfilled its obligations under the Agreement. The Agreement provided for payment in full on April 15, 2000. The payment obligation is secured by a security interest and lien on an undivided interest in a collection of Aden stamps (the "Collectibles"). The Collectibles are held in safekeeping by an independent trust Registrant located in New York, NY.

The Early Payment Agreement provided for the payment of $3,500,000 on or before February 21, 2000 and $16,500,000, in one or more installments, over a period of thirty days following the date of the initial payment under the Early Payment Agreement.

As a result of the default by LFT, the Registrant retained counsel to explore its options with respect to liquidation of the Collectibles in payment of monies due under the Agreement. The Registrant has reason to believe that other persons may attempt to defeat the Registrant's claim to the collateral and claim interests in the collateral adverse to the Registrant's claim. Thus, the liquidation process may be protracted. It is too early to estimate with any degree of certainty the Registrant's likelihood of recovery. Because of the uncertainty of collecting the LFT obligations, the Registrant wrote off all of the receivables due from LFT, including a Subscription Receivable in the amount of $10,000,000, recorded a charge to income of $6.9 million in the fourth quarter of 1999 and discontinued recognizing revenues from the LFT Agreement.

In April 2000 the Registrant demanded that LFT return all shares of the Registrant's common stock held in LFT's possession, including eight million shares transferred to LFT by the Registrant's then Chairman in contemplation of completing all of the proposed transactions between the Registrant and LFT. Pursuant to the demand for the return of shares, LFT returned 1,750,000 shares of the 2,000,000 shares issued to LFT pursuant to the Subscription Agreement and the eight million shares transferred to LFT by the Registrant's Chairman. The Registrant has retained counsel to determine what actions can be taken to recover the 250,000 shares issued to LFT under the Subscription Agreement that were not returned to the Registrant or any funds received by LFT from the sale of the shares. It is too early to estimate with any degree of certainty the Registrant's likelihood of recovery. The eight million shares that were returned to the Registrant by LFT were cancelled and reissued to the to the Registrant's Chairman in May 2000.

In March 2000, the Registrant received a check payment from LFT in the amount of $200,000 that was deposited into the Registrant's account at Bank of America (the "Bank"). Upon receipt of these monies, the Registrant made a disbursement of $100,000 from its account at the Bank that was "paid" by the Bank. The $200,000 check received from LFT was subsequently returned "non- sufficient funds" by LFT's bank. As a result of these transactions, the Registrant created an overdraft in its account at the Bank, which has not been repaid. On January 12, 2000, the Bank obtained an ex parte pre-judgment writ of attachment in the Superior Court of California (Case RCV 052453) in the amount of $98,068. Included in accounts payable as of December 31, 2000, is a payable to Bank of America of approximately $100,109.

NOTE 10 - RELATED PARTY TRANSACTIONS

Amounts due to officers and stockholders as of December 31, 2000 and 1999 are due on demand and are non-interest bearing.

During 1999, the Registrant's Chairman of the Board of Directors returned to the Registrant for issuance to other parties
2,000,000 shares of the Registrant's common stock for no consideration. In August 2000, 2,000,000 shares of the Registrant's common stock were reissued to the Registrant's
Chairman without consideration.

During 1999, the Registrant paid a related party $150,000 for assistance with the sale of its common stock and the exercise of its warrants. In 2000, the Registrant issued notes payable of $77,000 to the same related party for services rendered in connection with financing transactions.

In December 2000, the Registrant issued 46,307,697 shares of its common stock to the Registrant's Chairman of the Board in payment of accrued compensation totaling approximately $557,538 and 514,091 shares in payment of loans payable to the Chairman in the amount of approximately $16,127.

In October 2000, the Registrant issued 949,927 shares of its common stock to an officer of the Registrant in payment of accrued compensation totaling approximately $75,044.

In October 2000, the Registrant issued 312,500 shares of its common stock to each of its non-officer directors as compensation for services rendered. The total number of shares issued were 937,500. The shares issued were valued at $75,000 in the aggregate.

In August 2000, the Registrant, at the request of its Chairman of the Board, gifted a Registrant owned vehicle to the Maxx Life Foundation. The Registrant accounted for this transaction as a reduction in amounts loaned to the Registrant by its Chairman. The carrying value of the vehicle was $37,239. No gain or loss was recognized.

For additional transactions with parties deemed to be related parties, see Note 7.

The above transactions are not necessarily indicative of what these transactions would have been between unrelated parties.

NOTE 11 - NOTE PAYABLE

Note payable as of December 31, 1999 consists of a bank loan with principal outstanding of $19,175 and interest at 8.0%. The note is secured by a vehicle. The current portion of the bank loan as of December 31, 1999 was $4,788 and the long term portion was $14,387. In 2000, the Registrant transferred this vehicle to a former officer of the Registrant for a cash payment of $15,000 and recognized a loss of approximately $2,246. The former officer assumed the bank loan.

NOTE 12 - INCOME TAXES

As of December 31, 2000, the Registrant has an operating loss carryforward. It did not record a provision (credit) for income taxes in 2000 or 1999. As of December 31, 2000, the Registrant has a net operating loss carry-forward of approximately $7.4 million. The loss carryforward expires on various dates through in 2020.

The tax benefit of the loss carry-forward is fully reserved as of December 31, 2000. There are no other significant differences between the financial statement and tax bases of assets and liabilities.

NOTE 13 - LEASES

As of December 31, 2000, the Registrant leases office space under operating lease agreements expiring on various dates through December 31, 2002. Minimum future rental payments under these lease agreements total $71,078 as of December 31, 2000. The annual rentals under these lease agreements are $47,870 and $23,208 in 2001 and 2002, respectively.

Rental expense under all operating leases was approximately
$63,757 and $51,476 in 2000 and 1999, respectively.

NOTE 14 - STOCKHOLDERS' EQUITY

The Registrant has 550,000,000 shares of Common stock, $.001 par value, authorized. The number of authorized shares includes: an increase of 200 million in the number of authorized shares from 50 million shares to 250 million shares on September 11, 2000; and, an increase of 300 million in the number of authorized shares from 250 million shares to 550 million shares on January 3, 2001.

The Registrant has 5,000,000 shares of Class A preferred stock authorized. The Class A preferred stock is non-voting, has a stated value and liquidation preference of $1.00 per share and is convertible into one-half share of the Registrant's common stock at the election of the holder. As of December 31, 2000, no shares of the Registrant's Class A preferred stock were outstanding.

The Registrant has 10,000,000 shares of Class B preferred stock authorized. The Class B preferred stock is non-voting, has a stated value and liquidation preference of $1.00 per share and is convertible into shares of the Registrant's common stock based on the stated value divided by the 10-day average closing bid price of the Registrant's common stock on the date of issuance. As of December 31, 2000, the Registrant had 100,000 shares of Class B preferred stock outstanding.

NOTE 15 - OPTIONS AND WARRANTS

As of December 31, 2000, the Registrant has 30,127,184 options and warrants outstanding exercisable at prices ranging from $0.012 to $2.00 per share. Options outstanding as of December 31, 2000 were not granted pursuant to any formal plan or plans to provide stock based compensation in the form of stock options to employees, but were granted based solely on the discretion of the Registrant's Board of Directors. During 2000, the Registrant granted (i) thirty (30) million options to officers and directors and (ii) 50,000 options to a related party in connection with a short term borrowing event (see Note 7). The options granted to officers and directors are exercisable at a price of $0.012 per share and expire in December 2005. The options granted to the related party are exercisable at a price of $2.00 per share and expire in February 2002. All of the options granted during 2000 were vested on the date of grant and are currently outstanding and exercisable. The exercise price of all other options and warrants outstanding (approximately 77,184 in the aggregate) at December 31, 2000 range from $0.10 to $0.20 per share and expire on various dates through 2003.

Options and warrants outstanding as of December 31, 2000 are summarized as follows:

                                               Weighted
                                   Number      Exercise         Average
                                     of        Price per        Exercise
                                   Shares        Share             Price

Options and warrants outstanding
as of December 31, 1999               574,326  $0.700-$10.50    $1.4098
Options and warrants exercised
or expiring during the year:
Options and warrants exercised        (57,143) $0.700           $0.7000
Options and warrants expiring        (440,000) $0.700-$10.50    $1.6176
Options and warrants
during the year:
Options and warrants granted
to officers and directors          30,000,000 $0.012            $0.0120
Options and warrants granted
to related party                       50,000 $2.00             $2.0000
Options and warrants outstanding
as of December 31, 2000            30,127,183 $0.012-$2.00      $0.0153

No options were granted during the period from the date of the Merger to December 31, 1999. Prior to the Merger, the Registrant reinstated all previously expired options and warrants and gave the holders thereof the right to exercise their options and warrants at 50% of the asked price of the Registrant's common stock at the close of business on the date of exercise. The number of options and warrants outstanding on the date of the Merger, after the reinstatement of previously expired options and warrants, totaled approximately 1,870,011. Of the number of options and warrants outstanding, approximately 1,247,994 were exercised at prices ranging from $0.56 to $2.45 per share and approximately 43,088 expired unexercised. In addition, the Registrant issued warrants in connection with the issuance of common stock and notes payable. The total number of warrants issued in connection with the issuance of common stock and notes payable totaled approximately 1.3 million shares. All of these options and warrants were exercised in 1999 at a price equal to approximately $0.70 per share.

The Registrant follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for employee stock options. The exercise price of options granted during 2000 was equal to the fair market value of the Registrant's common stock on the date of grant. Under APB 25, because the exercise price of employee stock options equals the market price of the Registrant's common stock on the date of grant, no compensation expense was recognized.

FASB Statement No. 123, "Accounting for Stock-Based Compensation Plans" ("Statement No. 123") provides for an alternative fair market method of accounting for stock compensation expense. The fair value method of accounting requires the use of complex option pricing models that were developed for valuing publicity traded options. Option pricing models also require the use of subjective assumptions about the Registrant's stock and do not necessarily provide a reliable measure of the fair value of the Registrant's stock options.

Companies that have not adopted Statement No. 123 are required to present pro forma disclosure of what net income (loss) and earnings (loss) per share would have been had the fair value method of accounting been used to recognize stock option expense. Pro forma disclosures are for the year ended December 31, 2000 and are based on the terms of the options granted during the year to employees, the price of the Registrant's stock on the date of grant and other assumptions using the "Black Scholes option pricing model", including the following:

Risk-free interest rate                     4.99% to 6.83%
Dividend yield                                          -
Volatility                                  105% to 111%
Term (in years)                             2.0 to 5.0

Based on the fair value method of accounting, compensation expense and net loss for the year ended December 31, 2000, would have been increased by approximately $350,0000 and basic and diluted loss per share would have been increased by approximately
$0.01 per share.

The options granted during 2000 in connection with a short term borrowing event with a related party were valued and recorded using the fair value method of accounting. The effect of the use of the fair value method of accounting for these options was to increase additional paid in capital and debt discount by approximately $14,823 (see Note 7).

NOTE 16 - COMMITMENTS AND CONTINGENCIES

On May 13, 1999, May 16, 1999 and June 11, 1999, separate putative class action suits were filed against the Registrant, Mr. Steve Bradford and Mr. Dorian Reed in the United States District Court, Central District of California (Case Nos. 99-5060, 99-5151R and 99-6925R, respectively), involving the purchase of the Registrant's securities during periods specified in the complaints. On September 20, 1999, the Court entered an order consolidating the lawsuits into one and appointing the lead plaintiff and lead counsel for the consolidated lawsuits (the "Consolidation Order"). Pursuant to the Consolidation Order, on or about October 8, 1999, a single consolidated amended class action complaint (the "Amended Complaint") was filed by the plaintiffs in the consolidated putative class action under Case No. 99-5060R.

The Amended Complaint attempted to assert claims for violations of the federal securities laws against the Registrant and Messrs. Bradford and Reed based on alleged misrepresentations and omissions of fact purportedly made in the Registrant's press releases and certain SEC filings during the period from February 17, 1999 through August 24, 1999 (the "Class Period"). The Defendants believe the claims to be without merit and have vigorously contested the lawsuit, and successfully moved to dismiss the Amended Complaint, which Complaint was dismissed by the Court on December 20, 1999.

On January 11, 2000, Plaintiffs filed their second consolidated amended class action complaint ("2nd Amended Complaint"), to which the Defendants again responded with a motion to dismiss. On February 23, 2000, the Court entered its Order Granting Defendant's Motion to Dismiss with Prejudice, effectively terminating the action before the District Court. The Plaintiff's filed a Notice of Appeal, appealing the Order dismissing the case to the U.S. Court of Appeals for the Ninth Circuit. On or about July 12, 2000, the Company and Plaintiffs voluntarily dismissed the appeal pursuant to a stipulation in which each party agreed to bear their own respective fees and costs. In light of the dismissal, the Company believes that it is unlikely that the class action will have any material effect on the financial condition of the Company.

On June 9, 2000, staff members of the United States Securities and Exchange Commission (the "Commission") advised the Registrant that a recommendation would be made to the Commission seeking authority to file a civil injunctive action in United States District Court against the Registrant and Steve Bradford, the Registrant's former President and Chief Executive Officer. The recommended action involves alleged violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder (collectively "Section 10(b)"), in connection with certain press releases issued by the Registrant prior to May 1999, regarding the Life Foundation Trust.

The Registrant's legal counsel entered into settlement discussions with SEC staff members upon being advised of the recommended enforcement action. The SEC staff and the Registrant have agreed upon settlement agreement terms, including that the Registrant would not admit or deny the allegations in the SEC's Complaint, except as to jurisdiction. SEC staff recommendations to the Commission, however, customarily undergo considerable review by various Commission divisions, and are subject to the Commission's final approval. No disgorgement or civil money penalties are expected to be recommended against the Company. Because the Commission has not approved the proposed settlement, and it may accept, reject or modify the proposed settlement, the Company is unable to determine whether or not the proposed enforcement action could have a material adverse effect on its financial position.

The Registrant is subject to a consent order issued by the Michigan Securities Bureau in December 1996 regarding the sale of its securities to persons residing in the State of Michigan. It is uncertain whether or not the Registrant will be obligated to repurchase or otherwise compensate Michigan purchasers for shares sold and has not made a provision therefor.

The Registrant was advised by counsel that it may have violated
Section 5 of the Securities Act of 1933 in years prior to 2000. Counsel further advised the Registrant that initial public purchasers of any shares sold in such violation may have rescission rights to the extent they still own the stock, or have a claim for damages to the extent they resold the stock at a loss. The Registrant is unable to determine the number of shares that may be subject to a violation, and is uncertain as to whether the Registrant has any liabilities arising from these transactions. The Registrant has made no provision in the accompanying financial statements for possible losses, penalties and/or fines, if any, related to these transactions.

On April 27, 2000 the Registrant filed a Complaint for Libel in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 228991 against Bloomberg, L.P. ("Bloomberg") a Delaware limited partnership, and David Evans ("Evans"), a reporter with Bloomberg's news service, Bloomberg News. The lawsuit alleges that Bloomberg and Evans, through Bloomberg News, published a series of "Defamatory Articles" on May 11 and May 12, 1999, which contained certain false and defamatory statements regarding the Registrant. As a result of the publication of the articles, the Complaint alleges, the price of the Registrant's stock dropped about 53% in one day. The Complaint seeks damages against Bloomberg and Evans in excess of five hundred million dollars ($500,000,000).

In July 2000, the Superior Court of the State of California for the County of Los Angeles ("the Court") denied Bloomberg's first Motion to Strike, holding that Bloomberg and Evans failed to meet their burden of proof of shoeing the application of California's "anti-SLAPP" statute.

On October 22, 2000, after giving the defendants a second opportunity to present evidence, the Court granted the defendants "renewed" special motion to strike, brought pursuant to the "anti-SLAPP" statute and dismissed the Registrant's Complaint for Libel. The Court also awarded the defendants attorney's fees in an amount to be determined at a future date after an evidentiary hearing. and upon a motion to be filed by Bloomberg. Bloomberg filed its motion for attorney's fees and costs on January 8, 2001 seeking an award of $327,622. The Company filed a reply to Bloomberg's motion on February 14, 2001. The Company is unable to determine the amount of attorney's fees and costs that will be awarded in favor of Bloomberg and against the Company. The Registrant intends to appeal the Court's decision.

NOTE 17 - STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

The Registrant had no non-cash investing and financing activities for the period from inception to December 31, 1998. Non-cash investing and financing activities for the years ended December
31, 2000 and 1999 are summarized as follows:

                                                    2000          1999

Issuance of common stock in
exchange for:
Conversion of short-term
borrowings from related parties                 $624,100          $    -
Payment of accured compensation
to officers                                      695,968               -
Compensation expenses                            352,734               -
Purchase of assets                                     -          367,200
Settlement of accounts payable                         -          203,654
Settlement of merger
liabilities assumed                                    -          676,303
Financing fees                                    60,050                -
Issuance of note payable
for stock issue costs and fees                    54,500          210,000
Issuance of notes payable for services            92,000                -
Merger related liabilities
assumed                                                -        2,742,534
Disposals of property and equipment in exchange
for:
Amounts due to officer                            37,238                -
Reduction in note payable                         16,882                -

Cash paid during the period for:
Interest                                               -              443
Income taxes                                           -                -

NOTE 18 - YEAR 2000 STOCK AWARD PLAN

On September 29, 2000, the Registrant adopted the Hitsgalore.com
- Year 2000 Stock Award Plan (the "Plan") and, on October 3,
2000, filed a registration statement on Form S-8 with the Securities and Exchange Commission to issue up to 10,000,000 shares of the Registrant's common stock under the Plan.

The terms of the Plan provide for the grant of up to 10,000,000 shares of common stock to the Registrant's employees and consultants (the "recipients") as compensation for bona fide services rendered to the Registrant not in connection with capital raising activities. Compensation under the Plan is to be valued at 80% of the bid price of the Registrant's common stock as reported on the Over the Counter Bulletin Board on the date of grant. All employees and consultants who provide bona fide services to the Registrant are eligible to participate in the Plan. The Registrant is the Plan Administrator.

As of December 31, 2000, the Registrant has granted 5,752,177 shares under the Plan and has 4,247,823 shares available for issuance under the Plan.

NOTE 19 - SUBSEQUENT EVENTS

On January 16, 2001, the Registrant adopted the "Hitsgalore.com, Inc. Retainer Stock Plan for Non-Employee Directors and Consultants (the "Plan")" and, on February 7, 2001, filed a registration statement on Form S-8 with the Securities and Exchange Commission to issue up to 50,000,000 shares of the Registrant's common stock under the Plan. The purposes of the Plan are to enable the Registrant to promote the interests of the Registrant and its stockholders by attracting and retaining non-employee Directors and Consultants capable of furthering the future success of the Registrant and by aligning their economic interests more closely with those of the Registrant's stockholders, by paying their retainer or fees in the form of shares of the Registrant's common stock.

On January 15, 2000, the Company obtained a commitment for a $2,500,000 equity line of credit, which is to be funded over a twelve-month period, subject to negotiation of a definitive agreement.

Effective as of February 16, 2001, the Registrant disposed of substantially all of its "dot com" assets (see Note 5).

Effective as of March 29, 2001, the Registrant changed its name from Hitsgalore.com, Inc. to Diamond Hitts Production, Inc.

                         EXHIBIT INDEX

Exhibit                Description
No.

2.1 Agreement to Exchange Stock between the Registrant and Grant Kolb and Patrick Loeprich, dated November 14, 1997 (incorporated by reference to Exhibit 10.43 of the Form 8-K filed on November 21, 1997).

2.2 Reorganization and Merger Agreement between Hitsgalore.com and Systems Communications, Inc., dated February 11, 1999
       (incorporated by reference to Exhibit 2 to the Form 8-K filed on February 17, 1999).

3.1     Articles of Incorporation, dated December 21, 1987
       (incorporated by reference to Exhibit 3.1 to the Form 10 filed on July 23, 1996).

3.2     Articles of Amendment to Articles of Incorporation, dated
        July 17, 1990 (incorporated by reference to Exhibit 3.1 to the Form 10 filed on July 23, 1996).

3.3     Articles of Amendment to Articles of Incorporation, dated
        December 18, 1990 (incorporated by reference to Exhibit 3.1 to the Form 10 filed on July 23, 1996).

3.4 Articles of Amendment to the Articles of Incorporation, dated April 3, 1992 (incorporated by reference to Exhibit 3.1 to the Form 10 filed on July 23, 1996).

3.5 Articles of Amendment to the Articles of Incorporation, dated August 29, 1994 (incorporated by reference to Exhibit 3.1 to the Form 10 filed on July 23, 1996).

3.6 Articles of Amendment to the Articles of Incorporation, dated July 13, 1995 (incorporated by reference to Exhibit 3.1 to the Form 10 filed on July 23, 1996).

3.7     Articles of Amendment to Articles of Incorporation, dated
        September 11, 2000 (incorporated by reference to Exhibit 99.1 to the Form S-8 filed on October 2, 2000).

3.8     Articles of Amendment to Articles of Incorporation, dated
        January 3, 2001 (see below).

3.9 Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10 filed on July 23, 1996).

4.1     Convertible Debenture Note between the Registrant and Telcom
        United North, Inc., dated December 5, 1995 (incorporated by reference to Exhibit 4.1 of the Form 10-SB filed on July 23, 1996).

4.2     Convertible Debenture Note between the Registrant and Donald
        T. McAllister, M.D., dated December 5, 1995 (incorporated by reference to Exhibit 4.2 of the Form 10-SB filed on July 23, 1996).

4.3 Convertible Debenture Note between the Registrant and David Fisk, dated December 5, 1995 (incorporated by reference to
        Exhibit 4 of the Form 10-SB filed on July 23, 1996).

4.4     Convertible Debenture Note between the Registrant and
        Leonard F. D'Innocenzo, dated December 5, 1995 (incorporated by reference to Exhibit 4 of the Form 10-SB filed on July 23, 1996).

4.5 Convertible Debenture Note between the Registrant and Dean Charles Colantino, dated December 5, 1995 (incorporated by reference to Exhibit 4 of the Form 10-SB filed on July 23, 1996).

4.6    Convertible Debenture Note between the Registrant and Donald
       P. Dugan, dated December 5, 1995 (incorporated by reference to
       Exhibit 4 of the Form 10-SB filed on July 23, 1996)..

4.7    Convertible Debenture Note between the Registrant and
       Comgi Retirement Trust, John R. Lang, M.D./Sharon B. Lang: Trustees, dated December 5, 1995 (incorporated by reference to Exhibit 4 of the Form 10-SB filed on July 23, 1996).

4.8    Convertible Debenture Note between the Registrant and John
       R. Lang, M.D./Sharon B. Lang, dated December 5, 1995
      (incorporated by reference to Exhibit 4 of the Form 10-SB filed on July 23, 1996).

4.9    Convertible Debenture Note between the Registrant and Dale
       D. Higgins, dated December 5, 1995 (incorporated by reference to
       Exhibit 4 of the Form 10-SB filed on July 23, 1996).

4.10   Convertible Debenture Note between the Registrant and
       R. Thomas Jannarone, dated December 5, 1995 (incorporated by reference to Exhibit 4 of the Form 10-SB filed on July 23, 1996).

4.11 Offshore Offering Distribution agreement between the Registrant and Victory Investments, LLC., dated October 1, 1996 (incorporated by reference to Exhibit 4.11 of the Form 8-K filed on March 28, 1997).

4.12   Convertible Debenture issued to RIC Investment Fund,
       Ltd., dated November 21, 1996 (incorporated by reference to Exhibit 4.12 of the Form 8-K filed on March 28, 1997).

4.13   Offshore Securities Subscription Agreement for Cumulative
       Convertible Debenture between the Registrant and RANA Investment Registrant, dated November 26, 1996 (incorporated by reference to
       Exhibit 4.13 of the Form 8-K filed on March 28, 1997).

4.14   Cumulative Convertible Debenture Note issued by the
       Registrant to Nidan, Inc. (incorporated by reference to Exhibit
       4.15 of the Form 10-K filed on February 20, 1998).

4.15   Convertible Debenture issued to International TeleData
       Corporation, dated January 31, 1997 (incorporated by reference to
       Exhibit 10.41 of the Form 8-K filed on July 28, 1997).

4.16   Offshore Securities Subscription Agreement for Convertible
       Debenture between the Registrant and Timboon, Ltd., dated
       February 24, 1997 (incorporated by reference to Exhibit 4.14 of the Form 8-K filed on March 28, 1997).

4.17   Form of Settlement Agreement between the Registrant and
       Timboon Ltd., dated March 2, 1998 (incorporated by reference to
       Exhibit 4.16 of the Form 8-K filed on March 10, 1998).

4.18   Form of Non-Statutory Incentive Stock Option Agreement
      (incorporated by reference to Exhibit 4.17 of the Form S-8 filed on May 12, 1998).

4.19   Hitsgalore.com, Inc. Year 2000 Stock Award Plan, dated
       September 29, 2000 (incorporated by reference to Exhibit 10.1 of the Form S-8 filed on October 2, 2000).

4.20   Retainer Stock Plan for Non-Employee Directors and
       Consultants, dated January 16, 2001 (incorporated by reference to
       Exhibit 4 of the Form S-8 filed on February 8, 2001)

10.1   Letter of Intent, Subscription for Stock between the
       Registrant and The Life Foundation Trust, dated April 15, 1999 (incorporated by reference to Exhibit 10.44 of the Form 10-K/A filed on December 2, 1999).

10.2 Subscription Agreement and Investment Representations between the Registrant and The Life Foundation Trust, dated April 15, 1999 (incorporated by reference to Exhibit 10.45 of the Form 10-K/A filed on December 2, 1999).

10.3 Purchase Agreement between the Registrant and Solvere, Inc., dated March 29, 1999 (incorporated by reference to Exhibit 10.46 of the Form 10-K/A filed on December 2, 1999)

16     Letter on change in certifying accountant, dated September
       7, 1999 (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on September 9, 1999).

17.1   Letter on director resignation, dated July 2, 1997
      (incorporated by reference to Exhibit 17.1 of the Form 8-K filed on July 28, 1997).

17.2   Letter on director resignation, dated June 27, 1997
      (incorporated by reference to Exhibit 17.2 of the Form 8-K filed on July 28, 1997).

                             EX-3.8

                      ARTICLES OF AMENDMENT
                               TO
                    ARTICLES OF INCORPORATION
                               OF
                      HITSGALORE.COM, INC.

Article III of the articles of incorporation of Hitsgalore.com, Inc. was amended by the corporation's board of directors on January 3, 2001. The corporation is filing these articles of amendment to the articles of incorporation pursuant to F.S. 607.1006.

The name of the corporation is Hitsgalore.com, Inc.

Article III of the articles of incorporation of Hitsgalore.com, Inc. is hereby amended to increase the aggregate number of shares the corporation is authorized to issue from 265,000,000 to 565,000,000, divided into:

15,000,000 Preferred Shares
and
550,000,000 Common Shares

All of the rest and remainder of Article III as well as all the remaining Articles of the Corporation shall remain in full force and effect.

The foregoing amendment to articles of incorporation was duly adopted by written consent of all the directors of the Corporation and by a majority of the shareholders entitled to vote. The number of votes cast for the amendment was sufficient for approval.

In witness whereof, the undersigned have executed this article of amendment on January 3, 2001.


/s/ Dorian Reed
Dorian Reed, Director


/s/ Robert A. Thompson
Robert A. Thompson, Director


/s/ Melvyn L. Price
Melvyn L. Price, Director


/s/ Phillip Lloyd Kaich
Phillip Lloyd Kaich, Director


/s/ Daniel Melvin Grant
Daniel Melvin Grant, Director


/s/ Dorian Reed
Dorian Reed, Shareholder