Form 10-Q
period 2001-03-31
DIAMOND HITTS PRODUCTION INC
filed 2001-05-22
CIK 949857

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2001

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

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes   X    No.

As of March 31, 2001, the Registrant had 183,700,172 shares of common stock issued and outstanding.

                             TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEETS AS OF
         MARCH 31, 2001 AND DECEMBER 31, 2000                       3

         STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                          4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                          5

         NOTES TO FINANCIAL STATEMENTS                              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS              8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                         11

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                         11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       14

ITEM 5.  OTHER INFORMATION                                         15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          15

SIGNATURE                                                          15

PART I.

ITEM 1.  FINANCAL STATEMENTS.

                    DIAMOND HITTS PRODUCTION, INC.
                   (formerly Hitsgalore.com, Inc.)
                           BALANCE SHEETS
              MARCH 31, 2001 AND DECEMBER 31, 2000

                                                     2001           2000
                                                  (UNAUDITED)

                                ASSETS

Cash                                            $        507   $        25
Accounts receivable                                   20,000         5,000
Property and equipment to be disposed of                   -        20,000
Total assets                                    $     20,507   $    25,025

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Short-term borrowings from related parties,
less unamortized debt discount of $84,661
in 2001 and $218,485 in 2000                    $    720,641   $   586,817
Due to officers and stockholders                      39,382        31,077
Accounts payable and accrued expenses                755,443       662,474
Accrued compensation and employee benefits            42,760       152,933
Merger related liabilities                         2,736,411     2,681,594

Total liabilities                                  4,294,637     4,114,895

Commitments and contingencies

Stockholders' deficit:
Class B convertible preferred stock, stated
value and liquidation preference - $1.00 per
share; authorized 10,000,000 shares, issued
and outstanding 100,000 shares                        54,764        54,764

Common stock, $0.001 par value; authorized
550,000,000 shares; issued and outstanding
183,700,172 shares in 2001 and 111,883,095
shares in 2000                                       183,700       111,883
Additional paid-in capital                         8,364,642     5,826,171
Accumulated deficit                              (12,877,236)  (10,082,688)
Total stockholders' deficit                       (4,274,130)   (4,089,870)

Total liabilities and stockholders' deficit   $       20,507   $    25,025

                      See Notes to Financial Statements

                       DIAMOND HITTS PRODUCTION, INC.
                      (formerly Hitsgalore.com, Inc.)
                         STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                (Unaudited)

                                                       2001          2000

Net Revenues                                    $     5,076     $  13,042
Operating costs and expenses:
Selling, general and
administrative expenses                           2,594,677       569,667
Depreciation and amortization                             -        70,403
Total operating costs and expenses                2,594,677       640,070
Loss from operations                             (2,589,601)     (627,028)
Interest expense                                   (204,947)            -
Net loss                                        $(2,794,548)    $(627,028)

Basic and diluted loss per share                $     (0.02)    $   (0.01)

Weighted average number of shares
outstanding:
Basic                                           132,058,464    48,264,768
Diluted                                         132,058,464    48,264,768

                      See Notes to Financial Statements

                       DIAMOND HITTS PRODUCTION, INC.
                      (formerly Hitsgalore.com, Inc.)
            STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                           MARCH 31, 2001 AND 2000
                                 (Unaudited)

                                                2001           2000

Net cash used in operating activities     $   (12,823)   $ (338,248)

Cash flows from investing activities:
Capital expenditures                                -       (49,751)
Net cash used in investing activities               -       (49,751)

Cash flows from financing activities:
Proceeds from issuance of stock and
exercise of options and warrants                5,000        61,499
Proceeds from short-term borrowings                 -       298,669
Borrowings from and (payments to)
stockholders and officers, net                  8,305        41,705

Net cash provided by financing
activities                                     13,305       401,873
Net increase in cash                              482        13,874
Cash at beginning of period                        25         2,223
Cash at end of period                     $       507    $   16,097

Supplemental disclosure of Cash Flow Information and Non-Cash Investing and Financing Activities.

Accounts recievable from sale of assets   $    20,000    $        -
Issuance of common stock for services       2,572,953             -
Issuance of common stock in exchange for
debt                                            3,008             -
Issuance of stock for offering costs                -        25,000

                    See Notes to Financial Statements.

                     DIAMOND HITTS PRODUCTION, INC.
                    (formerly Hitsgalore.com, Inc.)
                     NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principals consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended December
31, 2000. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

Earnings Per Share.

The weighted average number of shares outstanding during the three months ended March 31, 2001 and 2000 was approximately 132,058,464 shares and 48,264,768 shares, respectively. For each of the periods presented, the inclusion of potentially dilutive securities in the calculation of earnings per share would have been anti-dilutive, thus both basic and diluted earning per share are the same.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Registrant incurred operating losses of $2,794,548 in the first quarter of 2001 and $4,826,641 and $2,624,461, respectively, in the previous two fiscal years. As of March 31, 2001, the Registrant had a working capital deficiency of approximately $4.3 million and is subject to numerous judgments awarded by courts of competent jurisdiction. The amounts of outstanding judgments awarded against the Registrant are included as liabilities in the accompanying balance sheet, however, the Registrant is currently unable to satisfy these judgments or enter into any settlement agreements due to its lack of financial resources. In the absence of a sufficient amount of cash flows from future operations or from financing transactions, the Registrant would be required to seek other alternatives, including sale, merger or discontinuance of operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - SHORT-TERM BORROWINGS FROM RELATED PARTIES

As of March 31, 2001, short-term borrowings from related parties consist of $701,500 payable under a Consolidated Promissory Note
Agreement and $103,802 payable under a convertible promissory note agreement, dated as of September 20, 2000.

As of March 31, 2001, the Company is in violation of the payment terms and\or conversion privliges contained in these debt agreements. The principal amounts of borrowings that have not been paid and\or converted into shares of the Registrants common stock according to the terms of the related agreements was approximately $500,000. The number of shares of the Registrant's common stock that such debt would have been converted into as of March 31, 2001 was approximately thirty (30) million shares.

NOTE 5 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2001, the Registrant issued 5,250,731 shares pursuant to its Year 2000 Stock Award Plan and 47,216,346 shares pursuant to its Retainer Stock Plan for Non-Employee Directors and Consultants and recorded total stock compensation expense of approximately $1.9 million. In addition, the Registrant made the following sales of unregistered securities during the first quarter of 2001:

(a) The Registrant issued 250,000 shares of its common stock in a private placement transaction and received net proceeds of $5,000.

(b) The Registrant issued 15,000,000 shares of its common stock to Dorian Reed, the Registrant's former Chairman of the Board, and recorded stock compensation expense of $451,200.

(c) The Registrant issued 4,000,000 shares of its common stock pursuant to an Internet traffic agreement and recorded a charge to income of $240,000.

(d) The Registrant issued 100,000 shares of its common stock in payment of a $2,000 debt and recorded interest expense of $1,008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Results of Operations.

(a)  Net Revenues.

Net revenues for the three months ended March 31, 2001 and 2000 were $5,076 and $13,042, respectively. The lack of revenues for the first quarter of 2001 reflects the Registrant's inability to develop a market for its "bid by impression" and "media rich data description" products, an overall decline in "dot com" industry conditions and the sale of the Registrant's "dot com" assets in February 2001. The Registrant's inability to develop a market for its "bid by impression" and "media rich data description" products was principally due to the Registrant's lack of financial resources.

Net revenues in the first quarter of 2000 reflect the adverse effects of the Registrant's agreement with the Life
Foundation Trust.

(b)  Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended March 31, 2001 and 2000 were $2,594,677 and $569,667, respectively. The increase from period to period principally reflects the effect of charges to income from the issuance of shares of the Registrant's common stock for services rendered and to be rendered to the Registrant by non-officer directors, employees and consultants in furtherance of the Registrant's transformation from a "dot com" to a "multi-faceted entertainment" company. During the first quarter of 2001, the Registrant issued an aggregate of approximately 70.5 million shares of its common stock to its officers, employees, non-employee directors, consultants and other service providers and recorded total charges to income of approximately $2.6 million.
These charges were offset by reductions in personnel and other costs.

(c)  Depreciation and Amortization.

As of December 31, 2000, the Registrant classified all of its "dot com" assets, consisting principally of property and equipment and acquired intangible assets as "assets to be disposed of." These assets were disposed of in February 2001 for a total purchase price of $20,000. Accordingly, no depreciation and amortization is reflected in the accompanying financial statements for the three months ended March 31, 2001. The carrying value of these assets as of December 31, 2000 was $20,000. No gain or loss was recognized upon disposition of these assets.

Depreciation and amortization expense was $70,403 for the first quarter of 2000. Capital expenditures were approximately
$107,187 in 2000, $444,910 in 1999 and $31,663 during the period from inception to December 31, 1998.

(d)  Interest Expense.

Interest expense for the three months ended March 31, 2001 principally consists of interest on merger-related liabilities and short-term borrowings. Interest on merger-related liabilities was approximately $54,816 and interest on short-term borrowings, consisting principally of amortization of debt discounts, was approximately $147,662.

As of March 31, 2000, the Registrant had no significant interest bearing liabilities.

Liquidity and Capital Resources.

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

The Registrant assumed a substantial amount of indebtedness in connection with the merger between Hitsgalore.com, a closely held Nevada corporation, and Systems Communication, Inc. in March 1999. In addition, the Registrant has incurred operating losses in each of the last two fiscal years and in the first quarter of 2001, has discontinued the payment or conversion of outstanding convertible debt securities and has deferred the payment of trade and other liabilities to maintain its operations. In February 2001 the Registrant, after considering the current state of the Internet industry, market conditions and other factors, disposed of its "dot com" business. The Registrant's current business is to reinvent itself, under the direction of a new management team, from a "dot com" Registrant to a multifaceted entertainment\Hollywood-Active production Registrant, seek and acquire profitable entertainment assets and liquidate, modify, extend or otherwise satisfy the indebtedness of the Registrant. As of March 31, 2001, the Registrant is not conducting any revenue generating activities, has a stockholders' deficit of approximately $4.3 million and has no significant assets.

New management believes that it has the ability attract the necessary capital to carryout the transformation of the Registrant, and has targeted certain operating companies that may have an interest in entering into a business combination or similar transaction. In addition, the Registrant believes that its creditors are willing to give the Registrant time to reinvent the business and negotiate the terms upon which such debts are to be repaid or satisfied.

As of December 31, 2000, the Registrant had a commitment for a $2,500,000 equity line of credit, which was to be funded over a twelve-month period, subject to an informal arrangement in connection with a proposed acquisition and subject to negotiation of a definitive agreement. The proposed acquisition did not materialize and the equity line of credit is not currently available to the Registrant. The Registrant is exploring other sources of financing in lieu of or in addition to the equity line of credit to fund the acquisition of entertainment related businesses and provide the Registrant with the ability to liquidate, modify, extend or otherwise satisfy the indebtedness of the Registrant.

The Registrant believes that it will be successful in its efforts to raise additional equity capital and\or other funding sources. If the Registrant is successful in raising additional equity capital and\or other financing sources, the percentage ownership of the then current stockholders may be reduced and such reduction may be substantial. However, there is no assurance that the Registrant's efforts will be successful.

While the Registrant's new management believes it will be successful in arranging adequate lines of equity or debt financing to carry out its business plan, there is no assurance of that occurring. In that event, the Registrant would, in all likelihood, cease operations. As of March 31, 2001, the Registrant has no committed sorces of liquidity and it is uncertain as to whether or not the Registrant can maintain the business.

Impact of Inflation.

The Registrant is not aware of any inflationary pressures that have had any significant impact on the Registrant's operations in the past and the Registrant does not anticipate that inflationary factors will have a significant impact on future operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

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

On May 21, 1997, Jeffery M. Good, as Plaintiff, filed an action in the United States District Court, Southern District of Iowa, Davenport Division (Case No. 3-97-CV-60085) against Systems Communications, Inc., as Defendant, for amounts Mr. Good alleged were due under an employment agreement. On September 22, 2000, the Court entered an order of Findings of Fact, Conclusions of Law and Judgment against the Registrant. Pursuant to the order, the Court awarded Plaintiff $673,933 for breach of contract damages, $31,013 for attorney fees and costs, $5,538 for liquidated damages and $100,000 for punitive damages, plus interest. As of March 31, 2001, merger related liabilities include approximately $1,066,642 for this action. This amount includes pre and post-judgment interest of approximately $256,158. The excess of the amount awarded by the Court, including pre and post judgment interest, over the amount accrued at December 31, 2000 was approximately $600,819. This amount is included in impairment and other losses in the statement of operations for the year ended December 31, 2000.

On April 15, 1997, Mr. Ken Lame, as Plaintiff, filed an action in the United States District Court, District Court of Utah, Central Division (Case No. 2:97CV0292W) against Systems Communications, Inc. and a subsidiary Registrant that is now a subsidiary of IHSI, as Defendants, for amounts due under a consulting agreement. On July 7, 2000, the United States District Court for the District of Utah, Central Division, entered a judgment in favor of Kenneth D. Lame against the Registrant in the amount of $302,233, plus post judgment interest. As of December 31, 2000, the Registrant had accrued $450,000 for this action. The excess of the amount accrued at December 31, 2000 over the amount awarded by the Court, including interest, was approximately $133,111. This amount was recorded was recorded as a reduction in impairment and other losses for the year ended December 31, 2000.

In 1996, Systems Communications, Inc. informed the principals of Coast Communications, Inc. ("CCI") that it was canceling the acquisition of CCI, terminating all of the related acquisition documents and abandoning CCI's business. In connection with the abandonment of CCI's business, the Registrant wrote off its remaining investment in CCI and recognized a loss of approximately $300,000. The principals of CCI filed suit against the Registrant, and on October 15, 1999 the Circuit Court of Pinellas County, Florida, Case Number 99-003990-CI-20, entered a judgment against Systems Communications, Inc. in the amount of $510,599. On January 4, 2000 the Plaintiffs filed a Amended Notice of Entry of Judgment on Sister-State Judgment in the Superior Court of California, San Bernardino County, Case Number RCV 044865. As of December 31, 2000 and 1999, the Registrant has accrued $555,000 related to this action. An additional $13,685 in interest was accrued for the quarter ended March 31, 2001.

On June 27, 2000, the Circuit Court of the Sixth Circuit in and for Pinellas County, Florida entered Final Judgments of damages in favor of Mr. Edwin B. Salmon, Jr., the former Chief Executive Officer and Chairman of the of the Board of the Registrant, in the amount of $468,657 (Case No. 00-002088-CI-15), and in favor of Mr. William Van Hook, the transferee of certain Merger shares from Mr. Salmon, in the amount of $164,253 (Case No. 00-002946-CI-15) for wrongfully denying the removal of restrictive legends, pursuant to Rule 144 of the Securities Act of 1933, on share certificates of the Registrant held by them.
As of March 31, 2001, the Registrant has accrued $680,942, including accrued interest of $48,032, related to these actions. The Registrant believes that it did not wrongfully deny the removal of restrictive legends as a result of Mr. Salmon's guaranty of Merger liabilities and representations made by Mr. Salmon in connection with the Merger.

On October 26, 1999, the Supreme Court of the State of New
York entered a judgment in favor of Health Management Services, Inc., Plaintiff, against a subsidiary Registrant that is now a subsidiary of IHSI, as Defendant. The amount of the judgment was $84,674 and together with pre and post-judgment interest of approximately $11,125, the total judgment amounts to approximately $95,799 as of March 31, 2001.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

During the quarter ended March 31, 2001, the Registrant issued the following securities without registration:

(a) The Registrant issued 250,000 shares of its common stock to one investor (one of the former employees of the Registrant) in a private placement transaction and received net proceeds of $5,000 ($0.02 per share).

(b) The Registrant issued 15,000,000 shares of its common stock to Dorian Reed, the Registrant's former Chairman of the Board, and recorded stock compensation expense of $451,200 ($0.03 per share).

(c) The Registrant issued 4,000,000 shares of its common stock pursuant to an Internet Traffic Agreement entered into by the Registrant in the ordinary course of business on December 15, 2000, and recorded a charge to income of $240,000 ($0.06 per share).

(d) The Registrant issued 100,000 shares of its common stock in payment of a $2,000 debt and recorded interest expense of $1,008. ($0.03 per share).

No commissions or fees were paid in connection with these sales. All of the these sales were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Regulation D as promulgated by the U.S. Securities and Exchange Commission. In addition, all the sales were made only to sophisticated investors.

Use Proceeds.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of March 31, 2001, the Registrant is in violation of the payment terms and\or conversion privileges contained in its short-term debt agreements with related parties. The principal amount of borrowings that have not been paid and\or converted into shares of the Registrant's common stock according to the terms of the related agreements was approximately $500,000. The number of shares of the Registrant's common stock that such debt would have been converted into as of March 31, 2001 was approximately 30,000,000 shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

The following report on Form 8-K was filed during the first quarter of the fiscal year covered by this Form 10-Q:

A Form 8-K was filed on February 20, 2001 to report that all members of the Board of Directors and executive of the Registrant resigned their positions as directors and executive officers of the Registrant. A new Board of Directors was voted in by consent of the majority shareholder.

                                 SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Diamond Hitts Production, Inc.



Dated: May 21, 2001               By: /s/  Mark Crist
                                  Mark Crist, President

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

3.8 Articles of Amendment to Articles of Incorporation, dated January 3, 2001 (incorporated by reference to Exhibit 3.8 of the Form 10-K filed on April 17, 2001).

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

4.4     Convertible Debenture Note between the Registrant and
        Leonard F. D'Innocenzo, dated December 5, 1995
       (incorporated by reference to Exhibit 4 of the Form 10-
        SB filed on July 23, 1996).

4.5     Convertible Debenture Note between the Registrant and
        Dean Charles Colantino, dated December 5, 1995
       (incorporated by reference to Exhibit 4 of the Form 10-
        SB filed on July 23, 1996).

4.6     Convertible Debenture Note between the Registrant and
        Donald P. Dugan, dated December 5, 1995 (incorporated by reference to Exhibit 4 of the Form 10-SB filed on July 23, 1996).

4.7     Convertible Debenture Note between the Registrant and
        Comgi Retirement Trust,John R. Lang, M.D./Sharon B. Lang:
        Trustees, dated December 5, 1995 (incorporated by reference to Exhibit 4 of the Form 10-SB filed on July 23, 1996).

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

4.10    Convertible Debenture Note between the Registrant and
        R. Thomas Jannarone, dated December 5, 1995
       (incorporated by reference to Exhibit 4 of the Form 10-
        SB filed on July 23, 1996).

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