Form 10-Q
period 2001-06-30
DIAMOND HITTS PRODUCTION INC
filed 2001-08-21
CIK 949857

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

As of June 30, 2001, the Registrant had 230,347,231 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEETS AS OF JUNE 30, 2001 AND DECEMBER 31, 2000           3

         STATEMENTS OF OPERATIONS
         FOR THE SIX MONTHS AND THREE
         MONTHS ENDED JUNE 30, 2001 AND 2000                                4

         STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS MONTHS ENDED JUNE 30, 2001 AND 2000             5

         NOTES TO FINANCIAL STATEMENTS                                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                 11

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14

ITEM 5.  OTHER INFORMATION                                                 14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  14

SIGNATURE                                                                  15

                                     PART I.

ITEM 1.  FINANCAL STATEMENTS.

                         DIAMOND HITTS PRODUCTION, INC.
                        (formerly Hitsgalore.com, Inc.)
                               BALANCE SHEETS
                     JUNE 30, 2001 AND DECEMBER 31, 2000


                                                     2001           2000
                                                  (UNAUDITED)
                                ASSETS

Cash                                              $        332   $        25
Accounts receivable                                     20,000         5,000
Property and equipment to be disposed of                     -        20,000
Total assets                                      $     20,332   $    25,025

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Short-term borrowings from related parties,
less unamortized debt discount of $43,307
in 2001 and $218,485 in 2000                      $    761,995   $   586,817
Due to officers and stockholders                        39,382        31,077
Accounts payable and accrued expenses                  773,663       662,474
Accrued compensation and employee benefits                   -       152,933
Merger related liabilities                           2,791,836      2,681,594

Total liabilities                                    4,366,876      4,114,895

Commitments and contingencies

Stockholders' deficit:

Class B convertible preferred stock, stated
value and liquidation preference - $1.00 per
share; authorized 10,000,000 shares, issued
and outstanding 100,000 shares                          54,764         54,764
Common stock, $0.001 par value; authorized
550,000,000 shares; issued and outstanding
230,347,231 shares in 2001 and 111,883,095
shares in 2000                                         230,347        111,883
Additional paid-in capital                           8,452,969      5,826,171
Accumulated deficit                                (13,084,624)   (10,082,688)

Total stockholders' deficit                         (4,346,544)    (4,089,870)

Total liabilities and stockholders' deficit     $       20,332   $     25,025

                        See Notes to Financial Statements

                          DIAMOND HITTS PRODUCTION, INC.
                         (formerly Hitsgalore.com, Inc.)
                             STATEMENTS OF OPERATIONS
      FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)

                                    Six Months Ended        Three Months Ended
                                       June 30,                 June 30,
                                    2001        2000        2001          2000

Net revenues                  $        -    $      -    $      -     $       -

Costs and expenses:
General and administrative
expenses                       1,338,959           -      154,902            -
Interest expense, net            318,186     321,540      113,239      321,540
                               1,657,145     321,540      268,141      321,540

Loss from continuing
operations, net of income
tax benefit of $22,000 for
the three months ended
June 30, 2001                 (1,657,145)   (321,540)    (246,141)    (321,540)

Income (loss) from
discontinued operations,
less income taxes of $22,000
for the three months ended
June 30, 2001                 (1,344,791) (1,345,809)      38,753     (718,781)

Net loss                     $(3,001,936)$(1,667,349)   $(207,388) $(1,040,321)

Basic and diluted income
(loss) per share:
Income (loss) from
continuing  operations             (0.01)      (0.01)       (0.00)       (0.01)
Income (loss) from
discontinued operations            (0.01)      (0.03)       (0.00)       (0.01)

Weighted average number of
Shares outstanding           152,103,346  48,232,709  184,315,368    48,122,343

                        See Notes to Financial Statements

                         DIAMOND HITTS PRODUCTION, INC.
                        (formerly Hitsgalore.com, Inc.)
             STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                          JUNE 30, 2001 AND 2000
                               (Unaudited)

                                                          2001       2000

Net cash used in operating activities                 $  (12,998)   $(860,174)
Cash flows from investing activities:
Capital expenditures                                           -     (102,371)

Net cash used in investing activities                          -     (102,371)

Cash flows from financing activities:
Proceeds from issuance of stock and
exercise of options and warrants                           5,000      339,425
Proceeds from short-term borrowings                            -      684,500
Borrowings from and (payments to)
stockholders and officers, net                             8,305      (44,500)
Payments on note payable                                       -       (2,293)

Net cash provided by financing activities                  13,305      977,132

Net increase in cash                                          307       14,587
Cash at beginning of period                                    25        2,223

Cash at end of period                                         332       16,810

Supplemental disclosure of Cash Flow Information and Non-Cash Investing and Financing Activities.

Accounts receivable from sale of assets                    20,000            -
Issuance of common stock for services                   2,705,406       85,515
Issuance of common stock upon conversion
of short-term borrowings                                        -      279,750
Issuance of common stock in exchange for
debt                                                        3,008            -

Cash paid during the period for:
Interest                                                        -          737
Income taxes                                                    -            -

                       See Notes to Financial Statements.

                        DIAMOND HITTS PRODUCTION, INC.
                       (formerly Hitsgalore.com, Inc.)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - THE REGISTRANT AND BUSINESS

Effective as of February 16, 2001, the Registrant, through its new management, determined that the Registrant's "dot com" assets were not cost effective and disposed such assets. Effective as of March 29, 2001, the Registrant changed its name from Hitsgalore.com, Inc. to Diamond Hitts Production, Inc. The Registrant is a Florida corporation.

The Registrant's current business is to seek and acquire profitable companies and earning assets and liquidate, modify, extend or otherwise satisfy the indebtedness of the Registrant.

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

Earnings Per Share.

The weighted average number of shares outstanding during the six months ended June 30, 2001 and June 30, 2000 was approximately 152,103,346 shares and 48,232,709, respectively. The weighted average number of shares outstanding during the three months ended June 30, 2001 and June 30, 2000 was approximately 184,315,368 shares and 48,122,343 shares, respectively.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Registrant incurred operating losses of $3,001,936 in the first half of 2001 and $4,826,641 and $2,624,461, respectively, in the previous two fiscal years. As of June 30, 2001, the Registrant had a working capital deficiency of approximately $4.3 million and is subject to numerous judgments awarded by courts of competent jurisdiction. The amounts of outstanding judgments awarded against the Registrant are included as liabilities in the accompanying balance sheet, however, the Registrant is currently unable to satisfy these judgments or enter into any settlement agreements due to its lack of financial resources. In the absence of a sufficient amount of cash flows from future operations or from financing transactions, the Registrant would be required to seek other alternatives, including sale, merger or discontinuance of operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - SHORT-TERM BORROWINGS FROM RELATED PARTIES

As of June 30, 2001, short-term borrowings from related parties consist of $701,500 payable under a Consolidated Promissory Note Agreement and $103,802 payable under a convertible promissory note agreement, dated as of September 20, 2000.

As of June 30, 2001, the Company is in violation of the payment terms and/or conversion privileges contained in these debt agreements. The principal amounts of borrowings that have not been paid and/or converted into shares of the Registrant's common stock according to the terms of the related agreements was approximately $544,500. The number of shares of the Registrant's common stock that such debt would have been converted into as of June 30, 2001 was approximately forty (40) million shares.

NOTE 5 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2001, the Registrant issued approximately 5,250,731 shares pursuant to its Year 2000 Stock Award Plan and approximately 93,863,405 shares pursuant to its Retainer Stock Plans for Non-Employee Directors and Consultants and recorded total stock compensation expense of approximately $2.0 million. In addition, the Registrant made the following sales of unregistered securities during the six months ended June 30, 2001:

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

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Intangible Assets". SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.
Major provisions of these Statements and their effective dates for the Company are as follows:

All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company' financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Results of Continuing Operations.

(a)  Net Revenues.

The Registrant currently has no revenue generating activities. Its principal business is to seek acquisition opportunities and liquidate, modify, extend or otherwise satisfy the indebtedness of the Registrant.

(b)  General and Administrative Expenses.

General and administration expenses for the six months and three months ended June 30, 2001 consist primarily of stock awards pursuant to the Registrant's Retainer Stock Plan for Non-Employee Directors and Consultants. For the six months and three months ended June 30, 2001, the Registrant issued an aggregate of 93,863,405 shares of its common stock pursuant to these Plans and recorded total compensation expense of approximately $1,309,974 and $134,974, respectively.

(c)  Interest Expense, net

Interest, net for the six months ending June 30, 2001 consists of contingent interest payable on short-term borrowings of approximately $28,000 and interest accruals on merger related and other liabilities of approximately $115,000. For the three months ended June 30, 2001, the corresponding amounts were approximately $14,000 and $58,000, respectively.

Results of Discontinued Operations.

The results of discontinued operations are summarized as follows:

                                 Six Months Ended        Three Months Ended
                                     June 30,                 June 30,

                                  2001       2000         2001       2000

Net revenues                  $    5,257  $  117,950   $    182   $  104,908
Selling, general and
administrative expenses        1,350,048   1,318,635    (60,935)     748,968
Depreciation and amortization          -     145,124          -       74,721
Income taxes                           -           -     22,000            -
Net income (loss)             (1,344,791) (1,345,809)    38,753     (748,781)

(a)  Net Revenues.

Net revenues for the six months ended June 30, 2001 and 2000 were $5,257 and $117,950, respectively. Net revenues for the three months ended June 30, 2001 were $182 as compared to $104,908 for the three months ended June 30, 2000. The lack of revenues from period to period reflects the Registrant's inability to develop a market for its "bid by impression" and "media rich data description" products, an overall decline in "dot com" industry conditions and the sale of the Registrant's "dot com" assets in February 2001. The Registrant's inability to develop a market for its "bid by impression" and "media rich data description" products was principally due to the Registrant's lack of financial resources.

(b)  Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the six months ended
June 30, 2001 and 2000 were $1,350,048 and $1,318,635, respectively, an increase of approximately 2%. This increase is attributable to compensation to retain employees and other factors in order to maintain operations.

(c)  Depreciation and Amortization.

As of December 31, 2000, the Registrant classified all of its "dot com" assets, consisting principally of property and equipment and acquired intangible assets as "assets to be disposed of." These assets were disposed of in February 2001 for a total purchase price of $20,000. Accordingly, no depreciation and amortization is reflected in the accompanying financial statements for the year 2001 . The carrying value of these assets as of December 31, 2000 was $20,000. No gain or loss was recognized upon disposition of these assets.

Depreciation and amortization expense was $145,124 for the six months ended June 30. 2000 and capital expenditures were approximately $107,187 in 2000.

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

The Registrant assumed a substantial amount of indebtedness in connection with the merger between Hitsgalore.com, a closely held Nevada corporation, and Systems Communication, Inc. in March 1999. In addition, the Registrant has incurred operating losses in each of the last two fiscal years and in the first half of 2001, has discontinued the payment or conversion of outstanding convertible debt securities and has deferred the payment of trade and other liabilities to maintain its operations. In February 2001 the Registrant, after considering the current state of the Internet industry, market conditions and other factors, disposed of its "dot com" business. The Registrant's current business is to reinvent itself as an acquirer of other businesses under the direction of a new management team and liquidate, modify, extend or otherwise satisfy the indebtedness of the Registrant. As of June 30, 2001, the Registrant is not conducting any revenue generating activities, has a stockholders' deficit of approximately $4.4 million and has no significant assets.

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

As of June 30, 2001, the Registrant has no committed sources of financing. The Registrant is continuing to explore sources of financing in order to fund the acquisition of businesses and provide the Registrant with the ability to liquidate, modify, extend or otherwise satisfy the indebtedness of the Registrant.

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

In July 2000, the Superior Court of the State of California for the
County of Los Angeles ("the Court") denied Bloomberg's first Motion to Strike, holding that Bloomberg and Evans failed to meet their burden of proof of showing the application of California's "anti-SLAPP" statute. On October 22, 2000, after giving the defendants a second opportunity to present evidence, the Court granted the defendants a "renewed" special motion to strike, brought pursuant to the "anti-SLAPP" statute and dismissed the Registrant's Complaint for Libel. The Court also awarded the defendants attorney's fees in an amount to be determined at a future date after an evidentiary hearing. In a hearing on August 8, 2001, the Court ruled that Bloomberg's recovery was limited to fees and expenses incurred in the second motion on summary judgment. The Registrant expects that the final award will range from $10,000 to $150,000.

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

On May 21, 1997, Jeffery M. Good, as Plaintiff, filed an action in the United States District Court, Southern District of Iowa, Davenport Division (Case No. 3-97-CV-60085) against Systems Communications, Inc., as Defendant, for amounts Mr. Good alleged were due under an employment agreement. On September 22, 2000, the Court entered an order of Findings of Fact, Conclusions of Law and Judgment against the Registrant. Pursuant to the order, the Court awarded Plaintiff $673,933 for breach of contract damages, $31,013 for attorney fees and costs, $5,538 for liquidated damages and $100,000 for punitive damages, plus interest. As of June 30, 2001, merger related liabilities include approximately $1,082,641 for this action. This amount includes pre and post-judgment interest of approximately $272,157.

On April 15, 1997, Mr. Ken Lame, as Plaintiff, filed an action in the
United States District Court, District Court of Utah, Central Division (Case No. 2:97CV0292W) against Systems Communications, Inc. and a subsidiary Registrant that is now a subsidiary of IHSI, as Defendants, for amounts due under a consulting agreement. On July 7, 2000, the United States District Court for the District of Utah, Central Division, entered a judgment in favor of Kenneth D. Lame against the Registrant in the amount of $302,233, plus post judgment interest. As of June 30, 2001, the Registrant had accrued $331,877 for this action, including post judgment interest of approximately $29,642.

In 1996, Systems Communications, Inc. informed the principals of Coast Communications, Inc. ("CCI") that it was canceling the acquisition of CCI, terminating all of the related acquisition documents and abandoning CCI's business. In connection with the abandonment of CCI's business, the Registrant wrote off its remaining investment in CCI and recognized a loss of approximately $300,000. The principals of CCI filed suit against the Registrant, and on October 15, 1999 the Circuit Court of Pinellas County, Florida, Case Number 99-003990-CI-20, entered a judgment against Systems Communications, Inc. in the amount of $510,599. On January 4, 2000 the Plaintiffs filed a Amended Notice of Entry of Judgment on Sister-State Judgment in the Superior Court of California, San Bernardino County, Case Number RCV 044865. As of December 31, 2000, the Registrant had accrued $555,000 related to this action. An additional $27,522 in interest was accrued during the six months ending June 30, 2001.

On June 27, 2000, the Circuit Court of the Sixth Circuit in and for
Pinellas County, Florida entered Final Judgments of damages in favor of Mr. Edwin B. Salmon, Jr., the former Chief Executive Officer and Chairman of the of the Board of the Registrant, in the amount of $468,657 (Case No. 00-002088-CI-15), and in favor of Mr. William Van Hook, the transferee of certain Merger shares from Mr. Salmon, in the amount of $164,253 (Case No. 00-002946-CI-15) for wrongfully denying the removal of restrictive legends, pursuant to Rule 144 of the Securities Act of 1933, on share certificates of the Registrant held by them. As of June 30, 2001, the Registrant has accrued $696,722, including accrued interest of $63,811, related to these actions. The Registrant believes that it did not wrongfully deny the removal of restrictive legends as a result of Mr. Salmon's guaranty of Merger liabilities and representations made by Mr. Salmon in connection with the Merger.

On October 26, 1999, the Supreme Court of the State of New York entered a judgment in favor of Health Management Services, Inc., Plaintiff, against a subsidiary Registrant that is now a subsidiary of IHSI, as Defendant. The amount of the judgment was $84,674 and together with pre and post-judgment interest of approximately $13,400 the total judgment amounts to approximately $98,074. This amount has been recorded in merger related liabilities.

The Company believes that its current financial position and cash flows make it impossible for the Company to satisfy these judgments. Nevertheless, the Company has entered into discussions with pre-merger creditors to resolve outstanding disputes and pre-existing conditions the Company assumed in its merger with SCMI. The Company also plans to seek all available remedies against Edwin B. Salmon, Jr., the Company's former Chairman of the Board, for restitution and for monetary damages for alleged misrepresentations made in connection with the merger.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

During the three months ended June 30, 2001, the Registrant did not issue any unregistered securities.

Use Proceeds.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of June 30, 2001, the Registrant is in violation of the payment terms and\or conversion privileges contained in its short-term debt agreements with related parties. The principal amount of borrowings that have not been paid and\or converted into shares of the Registrant's common stock according to the terms of the related agreements was approximately $544,000. The number of shares of the Registrant's common stock that such debt would have been converted into as of June 30, 2001 was approximately 45,000,000 shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

The following report on Form 8-K was filed during the second quarter of the fiscal year covered by this Form 10-Q:

A Form 8-K was filed on May 16, 2001 to report a change in the Registrant's certifying accountant.

                                 SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Diamond Hitts Production, Inc.



Dated: August 20, 2001                       By: /s/  Mark Crist
                                             Mark Crist, President

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