Form 10-Q
period 2001-09-30
DIAMOND HITTS PRODUCTION INC
filed 2001-11-21
CIK 949857

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                          FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                           COMMISSION FILE NUMBER: 000-26668

                             DIAMOND HITTS PRODUCTION, INC.
              (Exact name of Registrant as specified in its charter)

                Nevada                                          65-036344
(State or jurisdiction of incorporation                      (I.R.S. Employer
            or organization)                               Identification No.)

92 Corporate Park, Suite C-802, Irvine, California                   92606
(Address of principal executive offices)                           (Zip Code)

                   Registrant's telephone number:  (800) 660-4292

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

     As of September 30, 2001, the Registrant had 230,347,231 shares of common stock issued and outstanding.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEETS AS OF
              SEPTEMBER 30, 2001 AND DECEMBER 31, 2000                      3

              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS AND NINE
              MONTHS ENDED SEPTEMBER 30, 2001 AND 2000                      4

              STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS MONTHS
              ENDED SEPTEMBER 30, 2001 AND 2000                             5

              NOTES TO FINANCIAL STATEMENTS                                 6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 8

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                            11

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            11

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    14

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          14

     ITEM 5.  OTHER INFORMATION                                            14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             14

SIGNATURE                                                                  15

PART I.

ITEM 1.  FINANCAL STATEMENTS.

                          DIAMOND HITTS PRODUCTION, INC.
                          (formerly Hitsgalore.com, Inc.)
                                  BALANCE SHEETS

                                      September 30, 2001     December 31, 2000
                                         (UNAUDITED)               (AUDITED)

                                      ASSETS

Current assets
 Cash                                 $           -          $            25
 Accounts receivable                              -                    5,000
 Property and equipment to be disposed
 of                                               -                   20,000
  Total current assets                            -                   25,025

  Total assets                        $           -          $        25,025

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Accounts payable and accrued
 Liabilities                                896,902                  815,407
 Short-term borrowings from related
 Parties                                    805,992                  586,817
 Due to officers and stockholders                 -                   31,077
 Merger related liabilities               2,791,836                2,681,594
  Total current liabilities               4,494,730                4,114,895

  Total liabilities                       4,494,730                4,114,895

Stockholders' deficit
 Class B convertible preferred stock,
 stated value and liquidation preference
 - $1 per share; 10,000,000 shares
 authorized, 100,000 shares issued and
 outstanding                                54,764                    54,764
Common stock; $.001 par value;
 550,000,000 shares authorized ;
 230,347,231 shares issued and
 outstanding in 2001 and 111,883,095
 shares                                    230,347                   111,883
 issued and outstanding in 2000
Additional paid-in capital               8,452,969                 5,826,171
Accumulated deficit                    (13,232,810)              (10,082,688)
 Total stockholders' deficit            (4,494,730)               (4,089,870)

 Total liabilities and stockholders'
 Deficit                                         -                    25,025

                See Accompanying Notes to Financial Statements

                          DIAMOND HITTS PRODUCTION, INC.
                          (formerly Hitsgalore.com, Inc.)
                              STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                        For the three months ended    For the nine months ended
                                               September 30                 September 30
                                        2001                  2000    2001                 2000
Revenue                                 $        -         $     -    $        -         $      -

Operating expenses
  General and administrative                34,947               -     1,373,906                -

  Total operating expenses                  34,947               -     1,373,906                -

Net loss from operations                   (34,947)              -    (1,373,906)               -

Other income (expense)
 Interest expense                         (113,239)       (357,111)     (431,425)        (678,651)
 Loss on disposal of assets                      -          (2,246)                        (2,246)
 Miscellaneous income                            -          10,000             -           10,000
  Total other income (expense)            (113,239)       (349,357)     (431,425)        (670,897)

Net loss before provision for income
 taxes                                    (148,186)       (349,357)   (1,805,331)        (670,897)

Provision for income taxes                       -               -             -                -

Net loss from continuing operations       (148,186)       (349,357)   (1,805,331)        (670,897)

Discontinued operations
 Loss from discontinued
 operations (net of tax)                         -        (370,967)   (1,344,791)      (1,716,776)

                                                 -        (370,967)   (1,344,791)      (1,716,776)

  Net loss                                (148,186)       (720,324)   (3,150,122)      (2,387,673)

Losses per common share:
 Basic and diluted loss per
 common share from continuing
 operations                                  (0.00)          (0.01)        (0.01)          (0.01)
 Basic and diluted loss per
 common share from discontinued
operations                                       -           (0.01)        (0.01)          (0.04)
 Basic and diluted loss per
common share                                 (0.00)          (0.01)        (0.02)          (0.05)

Basic and diluted weighted
 average common shares outstanding     230,347,231      48,702,752   178,184,641      48,233,236



                         See Accompanying Notes to Financial Statements


                                DIAMOND HITTS PRODUCTION, INC.
                               (formerly Hitsgalore.com, Inc.)
                                   STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                     For the nine months ended
                                                             September 30
                                                     2001                 2000

Cash flows from operating activities:
 Net loss                                            $(3,150,122)   (2,387,673)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Common stock issued for services                     2,705,406     1,936,066
  Amortization                                           214,649       188,420
  Loss on disposal of assets                                   -         2,246
Changes in operating assets and liabilities:
 Decrease (increase) in accounts receivable               25,000       (30,600)
 Decrease in other current assets                              -         2,500
 Increase in bank overdraft                                    -         6,045
 Increase in accounts payable                            234,428       303,311
 Increase (decrease) in accrued liabilities             (152,933)      278,902
 Increase (decrease) in due to related parties             8,305      (44,738)
 Increase (decrease) in other liabilities                110,242      (89,664)
  Net cash used by operating activities                   (5,025)     164,815

Cash flows from investing activities:
 Proceeds from disposal of assets                              -          269
  Net cash used by investing activities                        -          269

Cash flows from financing activities:
 Proceeds from issuance of common stock and
 exercise of options and warrants                          5,000            -
 Payments on notes payable - related party                     -     (148,132)
 Payments on notes payable                                     -      (19,175)
  Net cash provided by financing activities                5,000     (167,307)

Net decrease in cash                                         (25)      (2,223)

Cash, beginning of period                                     25        2,223

Cash, end of period                                            -            -

Supplemental disclosure of cash flow:
 Cash paid for interest                                        -          737

Schedule of non-cash investing and
financing activities:
 Issuance of common stock upon conversion of
  short-term borrowings and notes payable                      -      519,000

Note payable issued for services                               -       60,000

Transfer of assets in payment of borrowings
 from officer                                                  -       37,238

Accounts receivable from sale of assets                   20,000            -

Issuance of common stock in exchange for debt              3,008            -

                   See Accompanying Notes to Financial Statements

                           DIAMOND HITTS PRODUCTION, INC.
                           (formerly Hitsgalore.com, Inc.)
                            NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)

1.  THE COMPANY AND BUSINESS

Effective as of February 16, 2001, the Company, through its new management, determined that the Company's dot com assets were not cost effective and disposed such assets. Effective as of March 29, 2001, the Company changed its name from Hitsgalore.com, Inc. to Diamond
Hitts Production, Inc. ("the Company").  The Company is a Florida corporation.

The Company's current business is to seek and acquire profitable companies and earning assets and liquidate, modify, extend or otherwise satisfy the indebtedness of the Company.

2.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2000 of the Company.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation.

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

3.  GOING CONCERN

The Company incurred a net loss of approximately $3,150,000 for the nine months ended September 30, 2001. The Company's current liabilities exceed its current assets by approximately $4,495,000 and has a negative stockholders' equity for the same amount as of
September 30, 2001.   Additionally, the Company is subject to numerous
judgments awarded by courts of competent jurisdiction. The amounts of outstanding judgments awarded against the Company are included as liabilities in the accompanying balance sheet; however, the Company is currently unable to satisfy these judgments or enter into any settlement agreements due to its lack of financial resources. In the absence of a sufficient amount of cash flows from future operations or from financing transactions, the Company would be required to seek other alternatives, including sale, merger or discontinuance of operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.  SHORT-TERM BORROWING FROM RELATED PARTIES

As of September 30, 2001, short-term borrowings from related parties consist of approximately $702,000 payable under a Consolidated
Promissory Note Agreement and approximately $104,000 payable under a convertible promissory note agreement, dated as of September 20, 2000.

As of September 30, 2001, the Company is in violation of the payment terms and/or conversion privileges contained in these debt agreements. The principal amounts of borrowings that have not been paid and/or converted into shares of the Company's common stock according to the terms of the related agreements was approximately $544,500. The number of shares of the Company's common stock that such debt would have been converted into approximated 40,000,000 shares of its common stock as of September 30, 2001.

5.  STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2001, the Company issued approximately 5,250,731 shares pursuant to its Year 2000 Stock Award Plan and approximately 93,863,405 shares pursuant to its Retainer Stock Plans for Non-Employee Directors and Consultants and recorded total stock compensation expense of approximately $2,000,000. In addition, the Company made the following sales of unregistered securities during the nine months ended September 30, 2001:

     (a) The Company issued 250,000 shares of its common stock in a private placement transaction and received net proceeds of $5,000.

     (b) The Company issued 15,000,000 shares of its common stock to Dorian Reed, the Company's former Chairman of the Board, and recorded stock compensation expense of $451,200.

     (c) The Company issued 4,000,000 shares of its common stock pursuant to an Internet traffic agreement and recorded a charge to income of $240,000.

     (d) The Company issued 100,000 shares of its common stock in payment of a $2,000 debt and recorded interest expense of $1,008.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     all business combinations initiated after June 30, 2001 must us the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

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

7.  SUBSEQUENT EVENT

In October 2001, the Company issued 5,000,000 shares of its common stock in satisfaction of accrued liabilities totaling $10,000 as of September 30, 2001 related to consulting services rendered during the three months ended September 30, 2001.

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

(b)  General and Administrative Expenses.

     General and administration expenses for the nine months and three months ended September 30, 2001 consist primarily of stock awards pursuant to the Registrant's Retainer Stock Plan for Non-Employee Directors and Consultants. For the nine months and three months ended September 30, 2001, the Registrant issued an aggregate of 93,863,405 shares of its common stock pursuant to these Plans and recorded total compensation expense of approximately $1,309,974 and $0, respectively.

(c)  Interest Expense, Net.

     Interest, net for the nine months ended September 30, 2001 consists of contingent interest payable on short-term borrowings of approximately $28,000 and interest accruals on merger related and other liabilities of approximately $115,000.

Results of Discontinued Operations.

     The results of discontinued operations are summarized as follows:

                                 Nine Months Ended        Three Months Ended
                                   September 30              September 30
                                 2001         2000         2001         2000

Net revenues                   $       -    $   148,799   $      -   $  30,849
Selling, general and
 administrative expenses               -      1,649,819          -     331,185
Depreciation and amortization          -        215,756          -      70,631
Income taxes                           -              -          -           -
Net (loss)                             -    $(1,716,776)         -   $(370,967)

(a)  Net Revenues.

     Net revenues for the nine months ended September 30, 2001 and 2000 were $0. The lack of revenues from period to period reflects the Registrant's inability to develop a market for its "bid by impression" and "media rich data description" products, an overall decline in "dot com" industry conditions and the sale of the Registrant's "dot com" assets in February 2001. The Registrant's inability to develop a market for its "bid by impression" and "media rich data description" products was principally due to the Registrant's lack of financial resources.

(b)  General and Administrative Expenses.

     General and administrative expenses for the nine months ended September 30, 2001 and 2000 were $1,373,906 and $0, respectively.
This increase is attributable to compensation to retain employees and other factors in order to maintain operations.

(c)  Depreciation and Amortization.

     As of December 31, 2000, the Registrant classified all of its "dot com" assets, consisting principally of property and equipment and acquired intangible assets as "assets to be disposed of." These assets were disposed of in February 2001 for a total purchase price of $20,000. Accordingly, no depreciation and amortization is reflected in the accompanying financial statements for the year 2001. The carrying value of these assets as of December 31, 2000 was $20,000. No gain or loss was recognized upon disposition of these assets.

     Depreciation and amortization expense was $215,756 for the nine months ended September 30, 2000.

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

     As of September 30, 2001, the Registrant has no committed sources of financing. The Registrant is continuing to explore sources of financing in order to fund the acquisition of businesses and provide the Registrant with the ability to liquidate, modify, extend or otherwise satisfy the indebtedness of the Registrant.

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

     In 1996, Systems Communications, Inc. informed the principals of
Coast Communications, Inc. ("CCI") that it was canceling the acquisition of CCI, terminating all of the related acquisition documents and abandoning CCI's business. In connection with the abandonment of CCI's business, the Registrant wrote off its remaining investment in CCI and recognized a loss of approximately $300,000.
The principals of CCI filed suit against the Registrant, and on October 15, 1999 the Circuit Court of Pinellas County, Florida, Case
Number 99-003990-CI-20, entered a judgment against Systems
Communications, Inc. in the amount of $510,599. On January 4, 2000 the Plaintiffs filed a Amended Notice of Entry of Judgment on Sister-
State Judgment in the Superior Court of California, San Bernardino
County, Case Number RCV 044865.  As of December 31, 2000, the
Registrant had accrued $555,000 related to this action. An additional $27,522 in interest was accrued during the six months ending June 30, 2001.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

     During the three months ended September 30, 2001, the Registrant did not issue any unregistered securities.

Use Proceeds.

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     As of September 30, 2001, the Registrant is in violation of the payment terms and\or conversion privileges contained in its short-term debt agreements with related parties. The principal amount of borrowings that have not been paid and\or converted into shares of the Registrant's common stock according to the terms of the related agreements was approximately $544,000. The number of shares of the Registrant's common stock that such debt would have been converted into as of September 30, 2001 was approximately 45,000,000 shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     On April 17, 2001, the Registrant's board of directors unanimously approved an Agreement and Plan of Merger between Diamond Hitts Production, Inc., a Florida corporation, and Diamond Hitts Production, Inc., a Nevada corporation, for the sole purpose of re-domiciling the Registrant to the State of Nevada. Subsequently, this merger was also approved by the shareholders of the Registrant through a consent of a majority of the outstanding common stock. On June 27, 2001, a Schedule 14C Information Statement was filed with the Securities and Exchange Commission which discussed this proposed merger. On August 29, 2001, articles of merger were filed with the Nevada Secretary of State, which had the effect of re-domiciling the Registrant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     No reports on Form 8-K was filed during the third quarter of the fiscal year covered by this Form 10-Q.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Diamond Hitts Production, Inc.



Dated: November 19, 2001              By: /s/  Mark Crist
                                      Mark Crist, President

                                EXHIBIT INDEX

Exhibit No.                    Description

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

2.3 Agreement and Plan of Merger between the Registrant and Diamond Hitts Production, Inc., a Florida corporation, dated August 9, 2001 (see below).

3.1    Articles of Incorporation, dated June 20, 2001 (see below).

3.2 Certificate of Amendment to Articles of Incorporation, dated August 14, 2001 (see below).

3.3 Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10 filed on July 23, 1996).

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

16.1   Letter on change in certifying accountant, dated September
       7, 1999 (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on September 9, 1999).

16.2 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on May 17, 2001).

17.1   Letter on director resignation, dated July 2, 1997
       (incorporated by reference to Exhibit 17.1 of the Form 8-K filed on July 28, 1997).

17.2   Letter on director resignation, dated June 27, 1997
       (incorporated by reference to Exhibit 17.2 of the Form 8-K filed on July 28, 1997).