Form 10-K
period 2001-12-31
DIAMOND HITTS PRODUCTION INC
filed 2002-04-17
CIK 949857

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                     COMMISSION FILE NUMBER: 0-26668

                       DIAMOND HITTS PRODUCTION, INC.
           (Exact name of registrant as specified in its charter)

                Nevada                                      65-0036344
(State or jurisdiction of incorporation                   I.R.S. Employer
             or organization)                            Identification No.)

  5735 Santa Ana Canyon  Road, Suite G-243, Anaheim Hills, California    92807
      (Address of principal executive offices)                       (Zip Code)

                Registrant's telephone number:  (888) 522-4597

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2002: $162,055. As of March 31, 2002, the Registrant had 276,597,231 shares of common stock issued and outstanding.

                             TABLE OF CONTENTS

PART I                                                               PAGE

     ITEM 1.  BUSINESS                                                  3

     ITEM 2.  PROPERTIES                                                6

     ITEM 3.  LEGAL PROCEEDINGS                                         7

     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS        10

PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                          10

     ITEM 6.  SELECTED FINANCIAL DATA                                  12

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS            13

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                              18

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              18

     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                   18

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      19

     ITEM 11.  EXECUTIVE COMPENSATION                                  22

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                   23

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          25

PART IV

     ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO
               FINANCIAL STATEMENTS                                    27

SIGNATURES                                                             28

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

     To facilitate Registrant's redomicile to the State of Nevada, the Registrant formed a new Nevada corporation named Diamond Hitts Production, Inc. On September 2, 2001, Diamond Hitts Production, Inc. (a Florida corporation) merged with the Registrant, upon which the separate corporate existence of Diamond Hitts Production, Inc. (a Nevada corporation) continued as the surviving entity.

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

Business of the Registrant.

     During 2000, the Registrant determined that market and Internet industry conditions, together with the Registrant's history of operating losses and other factors would, in all likelihood, prevent the Registrant from attracting the necessary capital to maintain its "dot com" business. After seeking various acquisition opportunities and strategic buyers, the Registrant decided to reinvent itself, under the direction of a new management team.

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

(b)  Employees.

     As of December 31, 2001, the Registrant had no full-time employees. The Registrant is not a party to any collective bargaining agreement.

(c)  Significant Risk Factors.

     The Registrant assumed a substantial amount of indebtedness in connection with the Merger, has incurred operating losses in each of the last two fiscal years, and has deferred the payment of trade and other liabilities to maintain its "dot com" business. In February
2001 the Registrant, after considering the current state of the Internet industry, market conditions and other factors, disposed of its "dot com" business. The Registrant's current business is to reinvent itself, under the direction of a new management team. The essential elements of the current business plan, among other things, are:

     (a) Hire qualified personnel or attract, as members of the Board of Directors or advisory members of the Board;

     (b) Obtain equity or other sources of capital to provide the Registrant with the ability to maintain operations, consummate the acquisition of businesses and assets, and liquidate, modify, extend or otherwise satisfy the indebtedness of the Registrant; and

     (c) Solicit the support of the Registrant's creditors, strategic partners and other parties that have a stake in the future success of the Registrant and are willing give new management a reasonable period of time to implement a new strategic direction for the Registrant.

     As more fully described elsewhere herein, new management has targeted certain operating companies that may have an interest in entering into a business combination or similar transaction. In addition, the Registrant believes that its creditors are willing to give the Registrant time to reinvent the business and negotiate the terms upon which such debts are to be repaid.

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

ITEM 2.  PROPERTIES.

     The Registrant does not own any properties. All office space is leased and, as of December 31, 2000, consisted of approximately 5,900 square feet located at 10314 6th Street, Rancho Cucamonga, CA. 91730. In February 2001, the Registrant vacated substantially all of its leased facilities.

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

     The Registrant's legal counsel entered into settlement discussions with SEC staff members upon being advised of the recommended enforcement action. The SEC staff and the Registrant have agreed upon settlement agreement terms, including that the Registrant would not admit or deny the allegations in the SEC's Complaint, except as to jurisdiction. On November 28, 2001, the Securities and Exchange Commission filed a complaint alleging securities fraud against the Registrant and its former president, Stephen J. Bradford.
Simultaneous with the filing of the Commission's complaint, the Registrant and Bradford settled the action by consenting to a permanent injunction, without admitting or denying the allegations in the complaint, for the violations outlined above.

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

     In July 2000, the Superior Court of the State of California for the County of Los Angeles ("the Court") denied Bloomberg's first Motion to Strike, holding that Bloomberg and Evans failed to meet their burden of proof of showing the application of California's "anti-SLAPP" statute. On October 22, 2000, after giving the defendants a second opportunity to present evidence, the Court granted the defendants a "renewed" special motion to strike, brought pursuant to the "anti-SLAPP" statute and dismissed the Registrant's Complaint for Libel. The Court also awarded the defendants attorney's fees in an amount to be determined at a future date after an evidentiary hearing and upon a motion to be filed by Bloomberg. Bloomberg filed its motion for attorney's fees and costs on January 8, 2001. The Company filed a reply to Bloomberg's motion on February 14, 2001. The Company is unable to determine the amount of attorney's fees and costs that will be awarded in favor of Bloomberg and against the Company. The Company intends to appeal the Court's decision..

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

     On April 15, 1997, Ken Lame, as Plaintiff, filed an action in the United States District Court, District Court of Utah, Central Division (Case No. 2:97CV0292W) against Systems Communications, Inc. and a subsidiary Registrant that is now a subsidiary of IHSI, as Defendants, for amounts due under a consulting agreement. On July 7, 2000, the United States District Court for the District of Utah, Central Division, entered a judgment in favor of Kenneth D. Lame against the Registrant in the amount of $302,233, plus post judgment interest. As of December 31, 1999, the Registrant had accrued $450,000 for this action. The excess of the amount accrued at December 31, 1999 over the amount awarded by the Court, including interest, was approximately $133,111. This amount was recorded was recorded as a reduction in impairment and other losses for the year ended December 31, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Registrant's Board of Directors unanimously approved the following by written consent of the Directors on April 17, 2001:
Entering into an Agreement and Plan of Merger by and between Diamond Hitts Production, Inc. (Florida) and Diamond Hitts Production, Inc. (Nevada) for the sole purpose of re-domiciling the Registrant to Nevada. The Registrant received the consent of a majority of the outstanding shares of common stock for the Registrant for such actions. The filing of Articles of Merger, which effected the redomicile of the Company to Nevada, was done on August 29, 2001 (more than twenty days after the filing of a Definitive Information Statement with the with the Securities and Exchange Commission on June 27, 2001).

                                 PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Registrant's common stock trades on the Over the Counter Bulletin Board under the symbol "DHTT". Effective on May 7, 2001, the symbol was changed from "HITT" after the name change of the Registrant from Hitsgalore.com. The range of closing prices shown below is as reported by these markets. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 2001

                                                 High      Low

Quarter Ended December 31, 2001                  0.001     0.001
Quarter Ended September 30, 2001                 0.001     0.001
Quarter Ended June 30, 2001                      0.01      0.001
Quarter Ended March 31, 2001                     0.05      0.01

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 2000

                                                 High      Low

Quarter Ended December 31, 2000                  0.14      0.01
Quarter Ended September 30, 2000                 0.27      0.12
Quarter Ended June 30, 2000                      1.34      0.20
Quarter Ended March 31, 2000                     3.12      1.19

Holders of Common Equity.

     As of March 31, 2002, the Registrant had approximately 645 shareholders of record of its common stock.

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

Equity Securities Sold Without Registration.

     The Registrant made the following sales of unregistered securities during the fiscal year ended December 31, 2001 (during the quarter ended March 31, 2001):

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

These offerings were made under Rule 506 of Regulation D by the fact that:

     the sales were made to sophisticated investors as defined in Rule 502;

     the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     at a reasonable time prior to the sale of securities, the Registrant advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

     neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     the Registrant exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d).

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected historical financial data has been derived from the balance sheets of the Registrant (formerly Hitsgalore.com, Inc.) as of December 31, 2001 and 2000, and the related statements of operations for the years ended December 31, 2001, 2000, and 1999 (see
Note 16 to the financial statements for a discussion of discontinued operations). Hitsgalore.com, a Nevada corporation ("Old Hitsgalore.com"), was merged into Systems Communications, Inc., effective as of March 19, 1999 and the Registrant's name was changed to Hitsgalore.com, Inc. For accounting purposes, the acquisition of Old Hitsgalore.com has been treated as a recapitalization of Old Hitsgalore.com, with Old Hitsgalore.com as the acquirer. As a result of the merger, the historical financial statements and operations of Old Hitsgalore.com became those of the Registrant. Effective as of March 29, 2001, the Registrant changed its name to Diamond Hitts Production, Inc. During the years ended December 31, 2001, 2000, and 1999 no dividends were declared on the Registrant's common stock.

Income Statement Data (see Note 16 "Results of Discontinued Operations"):

                                               Year Ended December 31
                                            2001        2000        1999

Net revenues                              $        -   $  162,959  $  495,959
Bad debt expense                                   -            -           -
Total operating costs and expenses         2,762,170   (4,012,782) (10,022,173)
Other income (expense)                       559,615     (976,818        1,753
Net (loss) income                         (3,321,785)  (4,826,641) ( 2,624,461)
Basic (loss) earnings per share               (0.015)       (0.10)       (0.08)
Diluted (loss) earnings per share             (0.015)       (0.10)       (0.08)

Balance Sheet Data:

                                                     Year Ended December 31
                                                     2001             2000

Current assets                                     $       -       $    25,025
Current liabilities                                 4,682,713        4,114,895
Total assets                                                -           25,025
Total liabilities                                   4,682,713        4,114,895
Stockholders' deficit:
 Convertible preferred stock                           54,764           54,764
 Common stock                                         271,347          111,883
 Additional paid in capital                           839,649        5,826,171
 Retained deficit                                 (13,404,473)     (10,082,688)
  Total Stockholders' deficit                      (4,682,713)      (4,089,870)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report. For discontinued operations see Note 16.

Results of Operations.

     In February 2001 the Company discontinued its "dot com" business and began exploring new business opportunities. To date, no new business has been consummated. Because of the discontinued operations in 2001 any comparison between 2001 and 2000 in the following analysis is not meaningful due to the above described situation.

(a)  Net Revenues.

     Net revenues for the year ended December 31, 2001 were $0 as compared to $162,959 in 2000 and $495,959 (net) in 1999. Excluding revenues of $7,000,000 recognized in 1999 from the Registrant's agreement with the Life Foundation Trust ("LFT"), net revenues in 1999 would have been $395,959. The $7,000,000 revenue was reduced by $6,900,000 due to a sales cancellation/ad debt. See (b) "Bad Debt Expense".

     The decrease in net revenues, excluding LFT revenues, in 2000 as compared to 1999 was primarily due to four factors. First, prior to the default by LFT (which occurred on April 17, 2000), the Registrant focused almost solely on completing its obligations to LFT at the expense of its core portal sponsorship and key word bid and rank products. Second, after the default by LFT, the Registrant began to re-engineer its web site to a "bid by impression" and "media rich data description" model and develop its B2B Exchange, HBX 2000, also at the expense of its core portal sponsorship and key word bid and rank products. Third, while the Registrant believes it B2B Exchange and its "bid by impression" and "media rich data description" business models are responsive to the ever-changing needs of the Internet business community, the Registrant has not had sufficient funds to develop the market for these products. Fourth, the Registrant's "bid by impression" and "media rich data description" business model was introduced late in the year. All of these factors combined, resulted in a decrease in portal sponsorship and key word bid and rank revenues which were not offset by revenues generated from the Registrant's B2B Exchange and "bid by impression" and "media rich data description" model.

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

     The Registrant is exploring its options with respect to liquidation of its interest in the Collectibles. The liquidation process may be protracted and it is too early to estimate with any degree of certainty the Registrant's likelihood of recovery. Because of the uncertainty of collection, the Registrant wrote off its receivable from LFT and recorded bad debt expense of $6.9 million in 1999. No value has been assigned the Collectibles. See the last paragraph of Note 19 "Subsequent Events."

(c)  Selling, General and Administrative Expenses.

     Selling, general and administrative expenses for the year ended December 31, 2001 were $2,762,170 as compared to $2,406,320 in 2000 and $2,926,398 in 1999.

     The decrease in selling, general and administrative expenses in 2000 as compared to 1999 is principally the result of lower advertising expenditures and a net decrease in the amount of spending for web site and new product development. The decreases in advertising expenses and expenditures for web site and new development were offset by an increase in officer compensation and costs and expenses incurred in 2000 for the first time for Internet traffic marketing programs and operation of the B2B Exchange. Advertising costs decreased by approximately $442,000, officer compensation increased by approximately $259,000 and Internet traffic marketing costs and B2B Exchange expenses were approximately $137,000 and $55,000, respectively. The remaining variation in selling, general and administrative expenses in 2000 versus 1999 principally reflects the decrease in net spending for web site and new product development and the effect of sponsor referral fees and other operating costs that vary in relation to net revenues.

(d)  Depreciation and Amortization.

     Depreciation and amortization expense was $0, $285,093 and $195,775 in 2001, 2000 and 1999 respectively. The increases in depreciation and amortization from period to period are due to the amount and timing of capital expenditures during the respective periods. Capital expenditures were $0 in 2001, $107,187 in 2000, and $279,237 in 1999.

(e)  Impairment and Other Losses.

     Impairment and other losses for the year ended December 31, 2000, consists of the following:

Reduction in carrying amount of assets to be disposed of       $   364,153
Increase in litigation related liabilities                         954,970
Loss on disposition of vehicle                                       2,246
                                                               $ 1,321,369

     Subsequent to December 31, 2000, the Registrant disposed of its "dot com" assets as a part of a change in the strategic direction of the Registrant from a "pure dot com" Registrant. The Registrant's
"dot com" assets consisted of substantially all of the Registrant's property and equipment and intangible assets and are classified as "property and equipment to be disposed of" in the December 31, 2000 balance sheet. The net proceeds from the disposition of the Registrant's "dot com" assets were approximately $20,000.
Accordingly, the Registrant reduced the carrying value of assets to be disposed of by $364,153 to recognize the expected loss from disposition.

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

(f)  Other Income (Expense).

     There was $10,000 miscellaneous income for the year ended December 31, 2001. Miscellaneous income for the year ended December 31, 2000, consists of a payment made to the Registrant by Mr. Steve Bradford pursuant to the terms of the resignation agreement between the Registrant and Mr. Bradford. The Registrant also transferred ownership to a Registrant owned vehicle to Mr. Bradford as a part of the resignation agreement in exchange for $15,000 in cash and the assumption by Mr. Bradford of a loan in the principal amount of $16,882, secured by the vehicle. The transfer of ownership resulted in a loss on disposal of $2,246, which is included in impairment and other losses.

(g)  Interest Expense, Net.

     Interest expense for the year ended December 31, 2001 consists of $218,845 from the amortization of the beneficial conversion feature, $64,425 from related parties borrowing and $275,041 from litigation related matters and miscellaneous $1,304.

     Interest expense, before $10,000 miscellaneous income for the year ended December 31, 2000, consists primarily of $832,015 from amortization of debt discounts arising from the intrinsic value assigned to beneficial conversion features contained convertible debt securities issued during the year and charges to income arising from revisions of such beneficial conversion features, $154,065 arising from a debt settlement agreement dated as of September 19, 2000 and miscellaneous $738.

     For the year ended December 31, 1999 and the period from inception to December 31, 1998, interest expense consisted solely of interest on a note payable, secured by vehicle.

Liquidity and Capital Resources.

     For the year ended December 31, 2001, the Registrant raised
$5,000 from the issuance of 250,000 shares of common stock. Its operations were funded largely by the issuance of stock for compensation and increasing its accounts payables while relying on non-payment of the existing accounts payable.

     At December 31, 2001, the Registrant had no assets, approximately $4,700,000 in current liabilities and a corresponding amount as stockholders' deficit. The Registrant's independent accountant in his April 4, 2002 report on the December 31, 2001 financial statements expressed substantial doubt about the Registrant's ability to continue as a going concern.

     The Registrant has required a substantial amount of working capital to fund its past operations. During the years ended December 31, 2000 and 1999, short-term borrowings increased by $580,000 and $524,000, respectively, and the Registrant raised approximately $349,500 and $1.9 million from the issuance of common stock and from the exercise of outstanding options and warrants. The Registrant has also relied on non-payment of its trade and other liabilities to maintain operations. As of December 31, 2000, the Registrant had total current liabilities of approximately $4.1 million and no significant sources of liquidity.

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

     After seeking acquisition opportunities and strategic buyers, the Registrant decided to reinvent itself, under the direction of a new management team, from a pure "dot com" operation.

     New management believes it can work out a settlement arrangement with its creditors and seek acquisitions that are profitable. There can be no guarantee that management will be successful in this endeavor.

     The Registrant is subject to a consent order issued by the Michigan Securities Bureau in December 1999 regarding the sale of its securities to persons residing in the State of Michigan. It is uncertain whether or not the Registrant will be obligated to repurchase or otherwise compensate Michigan purchasers for shares sold and has not made a provision therefore.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Financial statements as of and for the fiscal years ended
December 31, 2001, 2000, and 1999 are presented in a separate section of this report following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on May 8, 2001, the independent accountants who were previously engaged as the principal accountants to audit the Registrant's financial statements, Pender Newkirk & Company, Certified Public Accountants, were dismissed. This dismissal was approved by the Board of Directors. This accountants' report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles. The report of Pender Newkirk & Company, Certified Public Accountants, included an explanatory paragraph expressing substantial doubt about the

Registrant's ability to continue as a going concern.

     During the Registrant's two most recent fiscal years and any subsequent interim period preceding such termination, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's two most recent fiscal years and the subsequent interim period preceding the former accountants' termination.

     (b)  Effective on May 8, 2001, the firm of L.L. Bradford &
Company was engaged to serve as the new principal accountants to audit the Registrant's financial statements. The decision to retain this firm was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging those accountants, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountants regarding any matter.

     Effective on February 27, 2002, the firm of L.L. Bradford &
Company was dismissed. This dismissal was approved by the Board of Directors. This firm never performed any auditing functions for the Registrant.

     During the Registrant's two most recent fiscal years and any subsequent interim period preceding such dismissal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Since this firm never performed any auditing functions, there were "no reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's two most recent fiscal years and the subsequent interim period preceding the former accountant's dismissal.

     (c)  Effective on March 4, 2002, the firm of Henry Schiffer,
C.P.A was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this firm was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging those accountants, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountants regarding any matter.

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

Mark Crist, President/Director.

     Mark Crist, 43, President, Chairman of the board of directors, and chief operating officer, has a widely varied background in business development. In 1979, he founded Manufacturer's Revenue Service, a commercial collection agency located in Tustin, California. In 1984 he negotiated the sale of that business to a division of Dun & Bradstreet and thereafter left to become a partner in the marketing services firm of Jay Abraham & Associates. In 1985, he founded the Computer Trivia Fan User Group (CTFUG) as a public benefit, non-profit organization to promote the playing of online trivia contests. Since 1996, Mr. Crist has held the position of President and CEO of GamesGalore.com, Incorporated. That company supplies Trivia contest content to users of America Online, and since its founding has asked in excess of 300,000 trivia questions of in excess of 1.5 million AOL users. The company's live, chatroom-format games have proven to be one of the most popular features of the AOL service with many of its members. Mr. Crist is an alumnus of California State University at Northridge.

Charles Maranto, Secretary/Treasurer/Director.

     Mr. Maranto, 50, received his Bachelor of Science Degree, Business Administration/Finance from California State University at Sacramento in 1973, and his Masters in Business Administration from California State University at Sacramento in 1976. Mr. Maranto worked as bank examiner for the State of California where he examined small and large banks to determine current conditions. He was responsible for reviewing each bank's cash and accrual accounts, securities portfolios, regulatory reports, stockholder' reports, loans, delinquencies and the overall analysis of each bank. Mr. Maranto was recruited by Sunwest Bank in 1981 to serve as vice-president and manager. Mr. Maranto because vice-president of Southwestern Bank, Lenders Division in 1993. He developed an aggressive marketing and sales plan for the specialized real estate industry and managed the sales staff. Since 1996, Mr. Maranto has been vice-president of First Southwestern Title Company, TSG division.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2001, and Forms 5 with respect to fiscal 2001, and certain written representations from executive officers and directors, the Registrant is aware that the following reports were filed late: (a) Messrs. Maranto and Anton each neglected to file a Form 3 upon becoming a director of the Registrant (they are in the process of being prepared for filing); (b) Messrs. Reed and Shade each neglected to file a Form 4 (and a Form 5 to reflect these Form 4 transactions) to reflect certain shares issued to them during the year (they have been contacted by the Registrant and requested to file these forms. The Registrant is unaware that any other required reports were not timely filed.

ITEM 11.   EXECUTIVE COMPENSATION.

     The following table sets forth the compensation earned for services rendered during the fiscal years indicated by each of the persons who served as the Chief Executive Officer of the Registrant, or person discharging comparable duties, and to the executive officers of the Registrant whose compensation exceeded $100,000, for each of the three years in the period ended December 31, 2001.



                                          Summary Compensation Table

                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                 Other           Restricted   Securities
principal                                annual             stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                (1)                         (2)
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)

Dorian Reed    2001        -       -      451,200            -             -             -         -
CEO/Chairman   2000        -       -         -            603,846    22,000,000          -         -
of the         1999    158,742     -         -               -             -             -         -
Board (1)

Robert A.      2001        -       -       40,570            -             -             -         -
Thompson,      2000     76,494     -         -             75,994     5,000,000          -         -
V.P./Treasurer 1999     14,000     -         -               -             -             -         -
(2)

Steve          2001       -        -         -               -             -             -         -
Bradford       2000       -        -         -               -             -             -         -
CEO (3)        1999    119,500     -         -               -             -             -         -

David Shade    2001       -        -     358,512             -             -             -         -
CEO/Chairma    2000       -        -        -                -             -             -         -
n of the       1999       -        -        -                -             -             -         -
Board (4)

Mark Crist    2001       -         -     40,000              -             -             -         -
CEO/Chairman  2000       -         -       -                 -             -             -         -
of the        1999       -         -       -                 -             -             -         -
Board(5)

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

(4) Mr. Shade became the Chairman of the board of directors and Chief Executive officer of the Registrant effective February 19, 2001, and resigned his positions effective December 27, 2001.

(5) Mr. Crist joined the board of directors in April, 2001, and became the Chairman of the board of directors and Chief Executive officer of the Registrant effective December 27, 2001.

Directors' Compensation.

     Non-officer directors are compensated for their services, at the discretion of the Board. During the year ended December 31, 2001, each non-officer Director was awarded 500,000 shares of the Registrant's Common Stock under the June, 2001 Stock Award Plan.

Compensation Committee Interlocks and Insider Participation.

     The Registrant's Compensation Committee for the year ended December 31, 2001, consisted of all members of the Board of Directors, consisting of Mark Crist, John Anton, and Charles Maranto. Messrs. Anton and Maranto are not employees or executive officers of the Registrant. During the year ended December 31, 2001, none of the Registrant's executive officers served as a director of another entity in which any executive officer thereof served as a director or member of the Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 31, 2002 (276,597,231 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director; and (iii) all directors and executive officers of the Registrant individually and as a group:

Title of         Name and Address                  Amount of       Percent of
Class            of Beneficial Owner(1)            Beneficial         Class
                                                   Ownership(2)

Common Stock     Dorian Reed                       93,541,783 (3)      33.82%
                 11338 Kenyon Way,
                 Rancho Cucamonga, Ca 91701

Common Stock     David L. Shade                   23,050,000            8.33%
                 92 Corporate Park, Suite C-802
                 Irvine, California 92606

Common Stock     Mark Crist                       20,000,000            7.23%
                 5753 Santa Ana Canyon Road
                 Suite G-243
                 Anaheim Hills California 92807

Common Stock     Philanthropy International       15,000,000 (4)        5.42%
                 5050 Palo Verde
                 Montclair, California 91763

Common Stock     Marc R. Tow                      15,000,000            5.42%
                 3402 Bimini Lane, #3-F
                 Coconut Creek, Florida 33066-2049

Common Stock     Charles Maranto                    500,000             0.18%
                 3900 Birch St
                 Newport Beach CA 92660

Common Stock     John J. Anton                      500,000             0.18%
                 1530 Brookhollow Drive, Suite C
                 Santa Ana, California 92705

Common Stock     Shares of all directors and     21,000,000             7.85%
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

     The terms of the Consolidated Promissory Note provide for a series of principal payments to the lender totaling $701,500 during the period from January 6, 2001 through December 7, 2001. The payments due under the Consolidated Promissory Note may be made, at the election of the Registrant, in cash (the "Cash Payment Option") or by the issuance of shares of the Registrant's common stock (the "Conversion Option"). The Cash Payment Option or the Conversion Option is to be elected by the Registrant on the due date of the respective borrowings under the Consolidated Promissory Note. If the Registrant elects the Cash Payment Option, it is also obligated to make an interest payment computed based on the amount of principal payment and an interest rate of 8% per annum. The Registrant has elected not to use the conversion feature.

     As of December 31, 2001, the total amount due to the lender under the Cash Payment Option is $795,587, including interest of $94,087.

     In connection with the consolidation of the series of promissory notes into a single Consolidated Promissory Note, the Registrant added the Conversion Option (the "Conversion Feature"). The Conversion Feature was effective as of April 24, 2000 and applies to borrowings outstanding as of April 24, 2000 and all subsequent borrowings made under the Consolidated Promissory Consolidated Note.

     As a result of the Conversion Feature, the Registrant has recorded the amount of the beneficial conversion feature as an increase in additional paid in capital and an increase in debt discount. In addition, during 2000 the Registrant granted stock options to acquire 50,000 shares of the Registrant's common stock in connection with a $20,000 borrowing event. The fair value assigned to the stock options, using the Black Scholes option pricing model, was $14,823 and was also accounted for as an increase in additional paid in capital and an increase in debt discount. The debt discount is being amortized over the term of the respective borrowing dates. For the year ended December 31, 2000, the Registrant recorded interest expense from the amortization of the debt discount related to these borrowings of approximately $782,015, and the unamortized debt discount related to these borrowings as of December 31, 2000 was $218,485. In the year ended December 31, 2001, the $218,485 was expensed as interest expense.

     The convertible promissory note agreement with a principal balance of $103,802 (the "September 20, 2000 Note"), matured on December 8, 2000, subject to a proviso that all offset rights under a settlement agreement, dated as of September 19, 2000 (the "Settlement Agreement"), were determined. The later date is the payment date (the "Payment Date") as defined in the note. The September 30, 2000 Note, or any portion thereof is convertible, at the election of the holder, into shares of the Registrant's common stock on the Payment Date at a conversion price equal to fifty percent (50%) of the closing bid price of the Registrant's common stock at the close of business on the day preceding the receipt by the Registrant of a notice of conversion.
The current balance of the note is comprised of borrowings from the related party of $150,000 and accrued interest and other costs of approximately $16,000, less net proceeds received by the related party of $62,198 from the sale of common stock, net of $103,802.

     The notice of conversion was received and the offset rights under the Settlement Agreement were determined as of January 22, 2001. The notice of conversion, together with the offset rights under the Settlement Agreement, provides for the issuance of approximately 4.4 million restricted shares to settle the Registrant's obligations under the applicable agreements. The Company is contesting the issuance of the 4.4 million restricted shares alleging that the transaction results in usurious interest. Nevertheless, the Company has set aside
4.4 million shares to fulfill its obligation if necessary.

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

     (i) During the fiscal year, the following directors or consultants received shares of free trading common stock of the Registrant for work under consulting agreements that each have with the Registrant: Mark Crist (15,000,000 shares; 5,000,000 additional consulting shares on February 15, 2002); Marc R. Tow (15,000,000 shares); Charles Maranto (500,000 shares); and John J. Anton (500,000 shares). These consulting agreements are attached as Exhibits 4.22, 4.24, 4.26, and 4.27, respectively, to this Form 10-K.

     For each of the transactions noted above, the transaction was negotiated, on the part of the Registrant, on the basis of what is in the best interests of the Registrant and its shareholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

                                  PART IV.

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements.
                                                                       Page

Report of Independent Certified Public Accountant                        30

Balance Sheets as of December 31, 2001 and 2000                          31

Statements of Operations for the Years Ended
December 31, 2001, 2000, and 1999                                        32

Statements of Changes in Stockholders' Equity (Deficit) for
the Years Ended December 31, 2001, 2000 and 1999                         33

Statements of Cash Flows for the Years Ended
December 31, 2001, 2000 and 1999                                         35

Notes to Financial Statements                                            36

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Diamond Hitts Production, Inc.


Dated: April 16, 2002                     By: /s/  Mark Crist
                                          Mark Crist, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                                          /s/  Mark Crist
                                          Mark Crist
                                          President/Director
April 16, 2002


                                         /s/ Charles Maranto
                                         Charles Maranto
                                         Secretary/Treasurer
                                        (principal financial and
                                        accounting officer)/Director
April 16, 2002


                                        /s/  John J. Anton
                                        John J. Anton
                                        Director
April 16, 2002


           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Henry Schiffer, C.P.A.
An Accountancy Corporation
315 South Beverly Drive, Suite 211
Beverly Hills, California 90212

Board of Directors
Diamond Hitts Production, Inc.
(formerly Hitsgalore.com, Inc.)
5753 East Santa Ana Canyon Road, Suite G243
Anaheim Hills, CA 92807

I have audited the balance sheets of Diamond Hitts Production, Inc. (formerly Hitsgalore.com, Inc.) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2001, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years December 31, 2001, 2000, and 1999. These financial statements are the responsibility of the Registrant's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the auditing standards generally accepted in the United States of America. These standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Hitts Production, Inc. (formerly Hittsgalore.com, Inc.) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended and the statement of operations for the year 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Diamond Hitts Production, Inc. (formerly Hitsgalore.com, Inc.) will continue as a going concern. As more fully described in Note 3, the Registrant incurred operating losses in 2001, 2000 and 1999, and as of December 31, 2001 has a working capital deficiency and stockholders' deficit. These conditions raise substantial doubt about the Registrant's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management's plans in this regard are set forth in Note 19 "Subsequent Events."

/s/  Henry Schiffer
Henry Schiffer, CPA
A Professional Corporation
Beverly Hills, California
April 4, 2002

                        DIAMOND HITTS PRODUCTION, INC.
                        (formerly Hitsgalore.com, Inc.)
                               BALANCE SHEETS
                          DECEMBER 31, 2001 and 2000

                                                2001               2000
                      ASSETS

Cash                                          $        -         $       25
Accounts receivable                                    -              5,000
Property and equipment to be disposed of               -             20,000
Other current assets                                   -                  -
  Total Current Assets                                 -             25,025

  Total Assets                                $        -         $   25,025

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Payroll tax arrearage                         $   75,000
Convertible note payable                          54,571
Short-term borrowings from related parties       805,302         $  586,817
Due to officers and stockholders                       -             31,077
Accounts payable and accrued expenses            956,004            662,474
Accrued compensation and employee benefits             -            152,933
Litigation related liabilities                 2,791,836          2,681,594
  Total Current Liabilities                    4,682,713          4,114,895

Commitments and contingencies

Stockholders' deficit:

Class B convertible preferred stock, stated
value and liquidation preference - $1.00 per
share; authorized 10,000,000 shares, issued
and outstanding 100,000 shares                    54,764            54,764
Common stock, $0.001 par value; authorized
550,000,000 shares; issued and outstanding
271,347,231 shares in 2001 and 111,883,095
shares in 2000                                   271,347           111,883
Additional paid-in capital                     8,395,649         5,826,171
Retained deficit                             (13,404,473)      (10,082,688)
  Total Stockholders' Deficit                 (4,682,713)       (4,089,870)

  Total Liabilities and Stockholders' Deficit$               $      25,025

                      See Notes to Financial Statements

                         DIAMOND HITTS PRODUCTION, INC.
                        (formerly Hitsgalore.com, Inc.)
                          STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                         2001            2000           1999

Net Revenue                           $        -       $       -      $      -

Operating costs and expenses:

  Selling, general and administrative
  expenses                              1,417,379             -              -
  Depreciation and amortization                 -             -              -
  Litigation claims                             -             -              -

Total Operating Costs and Expenses      1,417,379             -              -

(Loss) Income From Operations          (1,417,379)            -              -

Other income (expense):
 Miscellaneous income                           -             -              -
 Interest (expense) income, net          (559,615)            -              -

(Loss) Before Income Taxes             (1,976,994)            -              -
Provision for income taxes                      -             -              -
Net (Loss) from Continuing Operations  (1,976,994)            -              -

Net (Loss) from Discontinued
 Operations                            (1,344,791)   (4,826,641)    (2,624,461)

Net (Loss)                            $(3,321,785)  $(4,826,641)   $(2,624,461)

Basic and Diluted (loss) per share -
Continuing Operations                      (0.009)        (0.10)         (0.08)

Basic and Diluted (loss) per share -
Discontinued Operations                    (0.006)            -              -

Basic and Diluted (loss) per share         (0.015)        (0.10)         (0.08)

Basic and Diluted Weighted
average common shares outstanding     209,002,250    48,789,459     34,276,497

*See Note 16 for detail of discontinued operations.

                           See Notes to Financial Statements

                            DIAMOND HITTS PRODUCTION, INC.
                           (formerly Hitsgalore.com, Inc.)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                               Common      Additional       Earnings
                                  Common       Stock        Paid-in      (Accumulated
                                  Shares       Amount       Capital         Deficit)      Total
Balance Dec.31, 1998                15,000    $            $             $      1,007    $      1,007

Merger & reorganization         45,755,380         45,770         4,995   ( 2,632,593)     (2,472,064)
Liquidation of merger
 liabilities assumed                37,071             37       676,266             -         676,303
Issuance of stock for
 cash & exercise of warrants     2,362,397          2,362     1,871,248             -      1,873,610
Purchase of assets                 100,000            100       367,100             -        367,200
Issuance of stock
 as compensation                    20,000             20        39,980             -         40,000
Merger shares retired           (2,000,000)        (2,000)        2,000             -              -
Shares issued to LFT
 net of subscription             2,000,000          2,000       (2,000)             -              -
Stock issued costs                                            (150,000)             -       (150,000)
Issuance of stock in
 settlement of debt                      -              -            -              -              -
Net Loss                                 -              -            -     (2,624,461)    (2,624,461)
Balance Dec. 31, 1999           48,289,848         48,289    2,809,589     (5,256,047)    (2,398,169)

Payment of Accrued              47,771,710         47,772      648,196              -        695,968
 Compensation to Officers
Conversion of Debt              10,622,136         10,622      673,428              -        684,050
Non-officer Directors,           5,345,634          5,346      347,388              -        352,734
 Employees and Consultants
 Stock in Lieu of Cash
Common Stock for Cash            1,622,500          1,623      307,877              -        309,500
Exercise of Options & Warrants      57,143             57       39,943              -         40,000
Re-issuance of Cancelled         2,000,000          2,000       (2,000)             -              -
 Merger Shares
Issuance of Previously           2,000,000          2,000            -              -         2,000
 Unissued Merger Shares
Cancellation of Common          (1,750,000)        (1,750)       1,750              -             -
 Stock Issued Life Foundation
  Trust
Cancellation of Common          (4,000,000)        (4,000)       4,000              -             -
 Stock Issued to Officer
Cancellation of Pre-merger         (75,876)           (76)           -              -           (76)
 Shares in Connection with
 a Rescinded Business Transaction
Stock Issue Costs                        -              -      (54,500)             -       (54,500)
Intrinsic Value of Beneficial            -              -    1,050,500              -     1,050,500
Conversion Feature of
Convertible Debt Instruments
Net Loss                                 -              -            -      4,826,641)   (4,826,641)
Balance Dec. 31, 2000          111,883,095        111,883   $5,826,171    (10,082,688)   (4,144,634)

Retainer Stock Plan             93,863,405          93,863   1,731,842              -     1,825,705
2000 Stock Award                 5,250,731           5,251     183,250              -       188,501
Issued for Cash                    250,000             250       4,750              -        5,000
Issued for Interest Expense        100,000             100         908              -        1,008
Issued for Compensation         60,000,000          60,000     648,728              -      708,728
Net Loss                                 -               -           -     (3,321,785)  (3,321,785)
Balance Dec. 31, 2001          271,347,231        271,347     8395,649    (13,404,473)  (4,737,477)

Preferred Stock                                                                             54,764
                                                                                        (4,682,713)
                               See Notes to Financial Statements

                            DIAMOND HITTS PRODUCTION, INC.
                          (formerly Hitsgalore.com, Inc.)
                               STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                              2001         2000         1999
Cash Flows from Operating Activities:
 Net (loss) income                        $(3,321,785) $(4,826,641) (2,624,461)
 Adjustments to reconcile net (loss)
 income to net cash provided by (used in)
 operations:
 Depreciation and Amortization                      -      285,093     195,775

 Litigation claims                                  -    1,321,369           -
 Amortization of Debt Discount                218,485      945,867           -
 Stock Compensation Expenses                2,722,934      444,657           -
 Allowance for Cancellations and Returns            -            -     184,664

 Other Non Cash Charges                        26,008            -     100,000
 Other Current Assets                               -        4,855      (3,884)
 Convertible Note Payable                      54,571            -           -
 Accounts Payable & Other Current
 Liabilities                                  298,734      314,837     289,196

 Accrued Compensation & Employee Benefits     (152,933)    674,429     174,471

Net Cash (used in) Provided By Operating
 Activities                                   (153,986)   (840,534) (1,684,239)

Cash Flows from Investing Activities:
 Capital Expenditures                                -    (107,187)   (279,237)
 Purchase of Intangible Assets                       -           -    (125,000)
 Proceeds from Disposal of Assets                    -      15,000           -

Net Cash Used In Investing Activities                      (92,187)   (404,237)

Cash Flows from Financing Activities:
 Proceeds from Issuance of Stock and
 Exercise of Options & Warrants                  5,000     349,500   1,873,610
 Proceeds from Short-term Borrowings                 -     580,000     524,000
 Proceeds from (Payments On) Notes Payable           -      (2,292)     (8,838)
 Due to Officers & Employees, Net              (31,077)      3,315      62,750
 Borrowings from Affiliated Registrant, Net          -           -     (22,699)
 Payment of Stock Issue Costs                        -           -    (150,000)
 Payments on Litigation Liabilities Assumed          -           -    (191,557)
 Interest on Litigation Liabilities Assumed    180,038           -           -

Net Cash Provided by Financing Activities      153,961     930,523   2,087,266

Net (Decrease) Increase in Cash                    (25)     (2,198)     (1,210)
Cash at Beginning of Period                         25       2,223       3,433

Cash at End of Period                                0          25       2,223

See Note 17 "Statement of Cash Flows Supplemental Information"

                          See Notes to Financial Statements

                              DIAMOND HITTS PRODUCTION, INC.
                              (formerly Hitsgalore.com, Inc.)
                               NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE REGISTRANT AND BUSINESS

Effective as of February 16, 2002, the Registrant, through its new management, determined that the Registrant's "dot com" assets were not cost effective and sold a majority of such assets for $20,000.
Effective as of March 29, 2001, the Registrant changed its name from
Hitsgalore.com, Inc. to Diamond Hitts Production, Inc.   The
Registrant is a Florida corporation.

The Registrant is in the process of reinventing its business from a pure "dot com" Registrant to a multifaceted entertainment/Hollywood-Active production Registrant. The Registrant's current business is to seek and acquire profitable entertainment assets and liquidate, modify, extend or otherwise satisfy the indebtedness of the Registrant.

On March 19, 1999, the Registrant and Hitsgalore.com, a Nevada corporation ("Old Hitsgalore.com"), completed a merger (the Merger"). Pursuant to the Merger, Old Hitsgalore.com was merged into the Registrant and the Registrant changed its name to Hitsgalore.com, Inc. Prior to the Merger, the Registrant was known as Systems
Communications, Inc. ("SCI").

For accounting purposes, the Merger of Old Hitsgalore.com into the Registrant was treated as a recapitalization, with Old Hitsgalore.com as the acquirer. As a result of the Merger, the historical financial statements and operations of Old Hitsgalore.com prior to March 19, 1999 became those of the Registrant. Old Hitsgalore was incorporated on July 21, 1998 and was in the development stage until the later part of 1998.

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

In connection with the Merger, the stockholders of Old Hitsgalore.com received 37,675,000 shares of common stock in conversion of all the issued and outstanding shares of common stock of Old Hitsgalore.com. An additional 2,000,000 shares common stock were issued as compensation to consultants and professionals rendering services in connection with the Merger.

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

In furtherance of the dividend, the ISHI common stock was transferred into a constructive trust for the benefit of the Registrant's stockholders. The IHSI common stock is to be distributed to the Registrant's stockholders entitled to receive the dividend when the registration statement covering the distribution of the shares under the Securities Act of 1933 becomes effective. IHSI, to the best of the Registrant's knowledge and belief, has ceased operations; and, there is no assurance that any such registration statement will be filed.

In connection with the transfer of the Registrant's business, properties and assets to IHSI, IHSI assumed all the obligations, debts and liabilities of the Registrant that existed as of March 19, 1999 and unconditionally and irrevocable indemnified the Registrant against all of such obligations, debts and liabilities, with the result that both the Registrant and IHSI are jointly and severally obligated for such debts and liabilities. The Registrant does not expect to be indemnified by IHSI for any of such obligations, debts and liabilities.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

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

Revenue from the fixed price agreement for the sale of LCEs to a customer (Note 9) is reported under the percentage-of-completion method for financial statement purposes. The revenue from the customer's agreement reflected in the accompanying financial statements for the year ended December 31, 1999 ($7,000,000) represents the percentage of estimated total revenue that LCEs delivered as of December 31, 1999 bore to the total number of LCEs which were to have been delivered under the agreement over its term. Because of customer default (see Note 9), the Registrant discontinued the recognition of revenue under the agreement, effective as of December 31, 1999. In connection with the default, a bad debt of $6,900,000 was originally recorded. The bad debt has been off set against revenue in the 1999 operations. See Note 16.

Discontinued Operations

As set forth in Note 16, the Company's new management discontinued the "dot com" business. See Note 16 for "Results of Discontinued
Operations." Presently the Company is pursuing acquiring various enterprises.

Cash Equivalents

The Registrant considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

The Registrant extends credit to its customers in the ordinary course of business and provides an allowance for doubtful accounts that management considers adequate. As of December 31, 2000, the Registrant had accounts receivable totaling $5,000, all of which were collected in 2001. As of December 31, 1999, the Registrant had a receivable of $6,900,000 from The Life Foundation Trust ("LFT") which was fully written off as of that date. The sale was recorded in 1999, consequently revenue for 1999 was effectively $495,959 before cancellations and returns of $184,664.

Property and Equipment To Be Disposed Of

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

Income Taxes

The Registrant recognized deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Convertible Debt

The Company issued $1,050,500 in convertible debentures during 2000. These debentures are convertible into common stock. In connection with the issuance of these debentures, the company recorded debt discounts of $1,050, 500 to reflect the intrinsic value of the beneficial conversion feature of the debentures (see Note 7). The debt discounts are being amortized over the term of the convertible debentures issued during the year. The Company recorded interest expense of $218,485 and $823,015 from the amortization of debt discounts for the years 2001 and 2000 respectively.

Stock Options and Warrants

Financial Accounting Standards Board ("FASB") Statement No. 123,
"Accounting for Stock-Based Compensation Plans" ("FASB 123"), effective for fiscal years beginning after December 15, 1995 provides that expense equal to the fair value of all stock-based awards on the date of the grant to be recognized over the vesting period.

Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), whereby compensation expense is recorded on the date the options are granted to employees in an amount equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB 25 and provide pro forma disclosure of the provisions of FASB 123.

Earnings (Loss) Per Share

The Registrant has applied the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"), which requires the presentation of both basic and diluted earnings per share. Basic earnings per share are computed based on the weighted average number of common share outstanding during the period. Diluted earnings per share are computed based on the sum of the weighted average number of common shares outstanding plus the additional number of shares that would have been outstanding if all potentially dilutive common shares had been issued. For the years ended December 31, 2001, 2000 and 1999, the inclusion of potentially dilutive securities in the calculation of loss per share would have been anti-dilutive, thus both basic and diluted loss per share for the years ended December 31, 2001, 2000 and 1999 are the same.

As of December 31, 2001, the Registrant had 30,127,184 options and warrants outstanding, exercisable at prices ranging from $0.012 to $2.00 per share. The options and warrants outstanding expire on various dates through the year 2005. The Registrant also has a convertible promissory note of $103,802. This note, if converted as of December 31, 2001, according to the terms contained in the related debt agreement, would have been convertible into 4,400,000 shares. These shares (34,527,184) all potentially dilutive were not used in the loss per share calculation.

Long-Lived Assets

The Registrant has applied the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" ("SFAS 121"). This statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addressed the accounting for long-lived assets that are expected to be disposed of (see Notes 4, 5, and 6).

Advertising Costs

Advertising costs, except for costs associated with direct response advertising, are charged to operations when incurred. The costs of direct response advertising are capitalized and amortized over the periods during which future benefits are expected to be received. Advertising expense amounted to $0, $31,000 and $453,000 for the periods ended December 31, 2001, 2000 and 1999 respectively. As of December 31, 2001, 2000 and 1999, the Registrant had no deferred direct response advertising costs.

Use of Estimates

The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Registrant incurred operating losses of $3,321,785, $4,826,641 and $2,624,461 in 2001, 2000 and 1999, respectively, and had a working capital deficiency of approximately $4.7 million at December 31, 2001. In addition, the Registrant is subject to numerous judgments awarded by courts of competent jurisdiction, all of which have been provided for. However, the Registrant is currently unable to satisfy these judgments or enter into any settlement agreements due to its lack of financial resources. In the absence of a sufficient amount of cash flows from future operations or from financing transactions, the Registrant would be required to seek other alternatives, including sale, merger or discontinuance of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management's plans in this regard are discussed in Note 19 "Subsequent
Event."

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

     None

As of December 31, 2001, the Registrant recognized an impairment loss to reduce the carrying value of property and equipment to its net realizable value and classified the related assets as "property and equipment to be disposed of" (see Note 5).

NOTE 5 - PROPERTY AND EQUIPMENT DISPOSED OF

Effective as of February 16, 2001, the Registrant disposed of its "dot com" assets, consisting of all of the Registrant's property and equipment and intangible assets, and vacated substantially all of its leased premises. The sales price for the assets disposed of was $20,000. Accordingly, the Registrant recorded a loss in 2001 equal to the difference between the carrying value of the assets disposed of and the proceeds from disposition. The assets disposed of are shown in the accompanying financial statements (December 31, 2001) as property and equipment to be disposed of and are carried at $20,000. The loss from the disposition of the assets, including intangible assets, totaled $364,153 and is reflected in litigation awards and other losses in the accompanying statement of operations (year ended December 31, 2000). The $20,000 was not collected and written off in year ended December 31, 2001 (see Note 6).

NOTE 6 - INTANGIBLE ASSETS

On April 20, 1999, the Registrant completed the purchase of all rights, title and interest in the internet-related development assets, equipment and software, owned or under development by, Solvere, Inc. ("Solvere"), a closely held Delaware corporation. The assets acquired included all computer equipment, software and internet technology, including, but not limited to all of Solvere's e-commerce, web-based e-mail, multimedia distribution system and shopping cart technology. The purchase price consisted of $125,000 in cash and 100,000 shares of the Registrant's common stock. The common stock issued to Solvere was assigned a value of $367,200. Of the total purchase price, $26,500 was allocated to property and equipment and $465,700 was allocated to intangible assets. The intangible assets acquired were being amortized over three years. The unamortized value of intangible assets, before recognition of impairment, was $194,012.

NOTE 7 - SHORT-TERM BORROWINGS FROM RELATED PARTIES

Short-term borrowings from related parties at December 31, 2001 consist of $701,500 payable under a series of promissory note agreements, all of which have been consolidated into a single promissory note agreement (hereinafter referred to as the "Consolidated Promissory Note"), and $103,802 payable under a convertible promissory note agreement, dated as of September 20, 2000.

The terms of the Consolidated Promissory Note provide for a series of principal payments to the lender totaling $701,500 during the period from January 6, 2001 through December 7, 2001. The payments due under the Consolidated Promissory Note may be made, at the election of the Registrant, in cash (the "Cash Payment Option"), or by the issuance of shares of the Registrant's common stock (the "Conversion Option").

The Cash Payment Option or the Conversion Option is to be elected by the Registrant on the due date of the respective borrowings under the Consolidated Promissory Note. If the Registrant elects the Cash Payment Option, it is also obligated to make an interest payment computed based on the amount of principal payment and an interest rate of 8% per annum. If the Registrant elects the Conversion Options, the number of shares issuable is to be based on the amount of principal being converted divided by fifty percent (50%) of the bid price of the Registrant's shares of common stock as of the close of business on the due date of the respective borrowings under the Consolidated Promissory Note. The Registrant has elected not to elect the conversion feature.

As of December 31, 2001, the total amount due to the lender under the Cash Payment Option is $701,500 plus interest of $94,087.

In connection with the consolidation of the series of promissory notes into a single consolidated Promissory Note, the Registrant added the Conversion Option ("Conversion Feature"). The Conversion Feature was effective as of April 24, 2000 and applies to borrowings outstanding as of April 24, 2000 and all subsequent borrowings made under the Consolidated Promissory Consolidated Note.

As a result of the Conversion Feature, the Registrant has recorded the amount of the beneficial conversion feature as an increase in additional paid in capital and an increase in debt discount. In addition, during 2000 the Registrant granted stock options to acquire 50,000 shares of the Registrant's common stock in connection with a $20,000 borrowing event. The fair value assigned to the stock options, using the Black Scholes option pricing model, was $14,823 and was also accounted for as an increase in additional paid in capital and an increase in debt discount. The debt discount is being amortized over the term of the respective borrowing dates. For the years ended December 31, 2001 and 2000 the Registrant recorded interest expense from the amortization of the debt discount related to these borrowings of $218,845 and $782,015 respectively. The unamortized debt discount related to these borrowings as of December 31, 2001 and December 31, 2000 were $0 and $218,845, respectively.

The convertible promissory note agreement with a principal balance in the original amount of $103,802 (the "September 20, 2000 Note:), matured on December 8, 2000, subject to a proviso that all offset rights under a settlement agreement, dated as of September 19, 2000 (the "Settlement Agreement"), were determined. The later date is the payment date (the "Payment Date") as defined in the note. The September 30, 2000 Note, or any portion thereof is convertible, at the election of the holder, into shares of the Registrant's common stock on the Payment Date at a conversion price equal to fifty percent (50%) of the closing bid price of the Registrant's common stock at the close of business on the day preceding the receipt by the Registrant of a notice of conversion. The current balance of the note is comprised of borrowings from the related party of $150,000 and accrued interest and other costs of approximately $16,000, less net proceeds received by the related party of approximately ($62,198) from the sale of common stock, a net of $103,802.

The notice of conversion was received and the offset rights under the Settlement Agreement were determined as of January 22, 2001. The notice of conversion, together with the offset rights under the Settlement Agreement, provides for the issuance of approximately 4.4 million restricted shares to settle the Registrant's obligations under the applicable agreements. The Company is contesting the issuance of the 4.4 million restricted shares alleging that the transaction results in usurious interest. Nevertheless, the Company has set aside
4.4 million shares to fulfill its obligation if necessary.

NOTE 8 - LITIGATION RELATED LIABILITIES

Litigation related liabilities consist of judgments awarded against the Registrant by courts of competent jurisdiction for matters existing as of the date of the merger or arising from the merger.
These matters are described below.

On May 21, 1997, Mr. Jeff Good, as Plaintiff, filed an action in the United States District Court, Southern District of Iowa, Davenport Division (Case No. 3-97-CV-60085) against Systems Communications, Inc., as Defendant, for amounts Mr. Good alleged were due under an employment agreement. On September 22, 2000, the Court entered an order of Findings of Fact, Conclusions of Law and Judgment against the Registrant. The amount accrued at December 31, 2001 is $1,082,641.

On April 15, 1997, Mr. Ken Lane, as Plaintiff, filed an action in the United States District Court, District court of Utah, Central Division (Case No. 2:97CV0292W) against Systems Communications, Inc. and a subsidiary Registrant that is now a subsidiary of IHSI, as Defendants, for amounts due under a consulting agreement.

On July 7, 2002, the United States District Court for the District of Utah, Central Division, entered a judgment in favor of Kenneth D. Lame against the Registrant. The amount accrued at December 31, 2001 is $331,877.

In 1996, Systems Communications, Inc. informed the principals of Coast Communications, Inc. ("CCI") that it was canceling the acquisition of CCI, terminating all of the related acquisition documents and abandoning CCI's business. In connection with the abandonment of CCI's business, the Registrant wrote off its remaining investment in CCI and recognized a loss of approximately $300,000. The principals of CCI filed suit against the Registrant, and on October 15, 1999 the Circuit Court of Pinellas County, Florida, Case Number 99-003990-CI-20, entered a judgment against Systems Communications, Inc. The amount accrued at December 31, 2001 is $582,522.

On June 27, 2000, the Circuit Court of the Sixth Circuit in and for Pinellas County, Florida entered Final Judgments of damages in favor of Mr. Edwin B. Salmon, Jr., the former chief Executive Officer and Chairman of the Board of the Registrant, (Case No. 00-002088-CI-15), and in favor of Mr. William Van Hook, the transferee of certain merger shares from Mr. Salmon (Case No. 00-002946-CI-15) for wrongfully denying the removal of restrictive legends, pursuant to Rule 144 of the Securities Act of 1933, on share certificates of the Registrant held by them. The Registrant believes that it did not wrongfully deny the removal of restrictive legends as a result of Mr. Salmon's guaranty of merger liabilities and representations made by Mr. Salmon in connection with the merger. The amount accrued at December 31, 2001 is $696,722

On October 26, 1999, the Supreme Court of the State of New York entered a judgment in favor of Health Management Services, Inc., Plaintiff, against a subsidiary Registrant that is now a subsidiary of IHSI, as Defendant. The amount accrued at December 31, 2001 is $98,074.

Included in litigation claims and other losses for the year ended December 31, 2000 is $954,970 from an increase in the estimated amounts of merger related liabilities outstanding as of December 31, 2000. Other than interest, there was no increase recorded for the year ended December 31, 2001.

NOTE 9 - LIFE TRUST FOUNDATION DEFAULT

On April 17, 2000, LFT defaulted on its payment obligations to the Registrant under an agreement dated April 15, 1999 (the "Agreement") and an early payment agreement dated February 16, 2000 (the "Early Payment Agreement").

Under the Agreement, LFT was to pay $10,000,000 for the purchase of 2,000,000 shares of the Registrant's common stock pursuant to a stock subscription agreement (the "Subscription Agreement") and $10,000,000 for the development of Local City Editions of the Registrant's web site. As of March 31, 2000, the Registrant had fulfilled its obligations under the Agreement. The Agreement provided for payment in full on April 15, 2000. The payment obligation is secured by a security interest and lien on an undivided interest in a collection of Aden stamps (the "Collectibles"). The collectibles are held in safekeeping by an independent trust facility located in New York, NY. No value has been assigned to the collectibles.

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

In April 2000 the Registrant demanded that LFT return all shares of the Registrant's common stock held in LFT's possession, including eight million shares transferred to LFT by the Registrant's then Chairman in contemplation of completing all of the proposed transactions between the Registrant and LFT. Pursuant to the demand for the return of shares, LFT returned 1,750,000 shares of the 2,000,000 shares issued to LFT pursuant to the Subscription Agreement and the eight million shares transferred to LFT by the Registrant's Chairman. The Registrant has retained counsel to determine what actions can be taken to recover the 250,000 shares issued to LFT under the Subscription Agreement that were not returned to the Registrant or any funds received by LFT from the sale of the shares. It is too early to estimate with any degree of certainty the Registrant's likelihood of recovery. The eight million shares that were returned to the Registrant by LFT were canceled and reissued to the Registrant's Chairman in May 2000.

In March 2000, the Registrant received a check payment from LFT in the amount of $200,000 that was deposited into the Registrant's account at Bank of America (the "Bank"). Upon receipt of these monies, the Registrant made a disbursement of $100,000 from its account at the Bank that was "paid" by the Bank. The $200,000 check received from LFT was subsequently returned "non-sufficient funds" by LFT's bank.
As a result of these transactions, the Registrant created an overdraft in its account at the Bank, which has not been repaid. On January 12, 2000, the Bank obtained an ex parte pre-judgment writ of attachment in the Superior Court of California (Case RCV 052453) in the amount of $98,068. Included in accounts payable as of December 31, 2001, is a payable to Bank of America of $100,109.

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

In December 2000, the Registrant issued 46,307,697 shares of its common stock to the Registrant's Chairman of the Board in payment of accrued compensation totaling $557,538 and 514,091 shares in payment of loans payable to the Chairman in the amount of $16,127.

In October 2000, the Registrant issued 949,927 shares of its common stock to an officer of the Registrant in payment of accrued compensation totaling $75,044.

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

The Company's current president received 15,500,000 shares as compensation.

For additional transactions with parties deemed to be related parties, see Note 7. The above transactions are not necessarily indicative of what these transactions would have been between unrelated parties.

NOTE 11 - INCOME TAXES

As of December 31, 2001, the Registrant has an operating loss carry forward. It did not record a provision (credit) for income taxes in 2001, 2000 and 1999. As of December 31, 2001, the Registrant has a net operating loss carry forward of approximately $10.7 million. The loss carry forward expires on various dates through 2020.

The tax benefit of the loss carry forward is fully reserved as of December 31, 2000. There are no other significant differences between the financial statement and tax bases of assets and liabilities.

NOTE 12 - LEASES

As of December 31, 2000, the Registrant leased office space under operating lease agreements expiring on various dates through December 31, 2002. Minimum future rental payments under these lease agreements totaled $71,078 as of December 31, 2000. The annual rentals under these lease agreements are $47,870 and $23,208 in 2001 and 2000 respectively.

Rental expense under all operating leases was $63,757 and $51,476 in 2000 and 1999 respectively. At December 31, 2001 the Registrant was not occupying any leased facilities but working out of an investor's office.

NOTE 13- STOCKHOLDERS' EQUITY

The Registrant has 550,000,000 shares of common stock, $.001 par value, authorized. The number of authorized shares includes: an increase of 200 million in the number of authorized shares from 50 million shares to 250 million shares on September 11, 2000; and, an increase of 300 million in the number of authorized shares from 250 million shares to 550 million shares on January 3, 2001.

The Registrant has 5,000,000 shares of class A preferred stock authorized. The Class A preferred stock is nonvoting, has a stated value and liquidation preference of $1.00 per share and is convertible into one-half share of the registrant's common stock at the election of the holder. As of December 31, 2001, no shares of the Registrant's Class A preferred stock were outstanding.

The Registrant has 10,000,000 shares of Class B preferred stock authorized. The Class B preferred stock is nonvoting, has stated value and liquidation preference of $1.00 per share and is convertible into shares of the Registrant's common stock based on the stated value divided by the 10-day average closing bid price of the Registrant's common stock on the date of issuance. As of December 31, 2001, the Registrant had 100,000 shares of Class B preferred stock outstanding.

NOTE 14 - OPTIONS AND WARRANTS

As of December 31, 2001, the Registrant has 30,127,184 options and warrants outstanding exercisable at prices ranging from $0.012 to $2.00 per share. Options outstanding as of December 31, 2001 were not granted pursuant to any formal plan or plans to provide stock based compensation in the form of stock options to employees, but were granted based solely on the discretion of the Registrant's Board of Directors. During 2000, the Registrant granted (i) thirty (30) million options to officers and directors and (ii) 50,000 options to a related party in connection with a short term borrowing event (see
Note 7). The options granted to officers and directors are exercisable at a price of $0.012 per share and expire in December 2005. The options granted to the related party are exercisable at a price of $2.00 per share and expire in February 2002. All of the options granted during 2000 were vested on the date of grant and are currently outstanding and exercisable. The exercise price of all other options and warrants outstanding (77,184 in the aggregate) at December 31, 2001 range from $0.10 to $0.20 per share and expire on various dates through 2003.

Options and warrants outstanding as of December 31, 2001 are summarized as follows:

                                                         Weighted
                                             Number      Exercise     Average
                                               Of        Price per    Exercise
                                             Shares        Share       Price

Options and warrants outstanding
as of December 31, 1999                      574,326  $0.700-$10.50   $1.4098

Options and warrants exercised
or expiring during the year:
 Options and warrants exercised             (57,143)  $0.700          $0.7000
 Options and warrants expiring             (440,000)  $0.700-$10.50   $1.6176

Options and warrants granted
during the year:
 Options and warrants granted
  to officers and directors              30,000,000  $0.012           $0.0120
 Options and warrants granted
  to related party                           50,000  $2.00            $2.00

Options and warrants outstanding
as of December 31, 2000                  30,127,183  $0.012-$2.00     $0.0153

Options and warrants exercised
or expiring during the year                       -       -                 -

Options and warrants granted
during the year                                   -       -                 -

Options and warrants outstanding
as of December 31, 2001                   30,127,183  $0.012-$2.00    $0.0153

The registrant follows APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for employee stock options. The exercise price of options granted during 2000 was equal to the fair market value of the Registrant's common stock on the date of grant. Under APB 25, because the exercise price of employee stock options equals the market price of the Registrant's common stock on the date of grant, no compensation expense was recognized.

FASB 123 provides for an alternative fair market method of accounting for stock compensation expense. The fair value method of accounting requires the use of complex option pricing models that were developed for valuing publicly traded options. Option pricing models also require the use of subjective assumptions about the Registrant's stock and do not necessarily provide a reliable measure of the fair value of the Registrant's stock options.

Companies that have not adopted FASB 123 are required to present pro forma disclosure of what net income (loss) and earnings (loss) per share would have been had the fair value method of accounting been used to recognize stock option expense. Pro forma disclosures are for the year ended December 31, 2001 and are based on the terms of the options granted during the year to employees, the price of the Registrant's stock on the date of grant and other assumptions using the "Black-Scholes option pricing model," including the following:

     Risk-free interest rate         4.99% to 6.83%
     Dividend yield                              -
     Volatility                      105% to 111%
     Term (in years)                 2.0 to 5.0

Based on the fair value method of accounting, compensation expense and net loss for the year ended December 31, 2001, would have been increased by $241,000 and basic and diluted loss per share would have been increased by $0.001 per share.

The options granted during 2000 in connection with a short-term borrowing event with a related party were valued and recorded using the fair value method of accounting. The effect of the use of the fair value method of accounting for these options was to increase additional paid in capital and debt discount by $14,823 (see Note 7).

NOTE 15 - COMMITMENTS AND CONTINGENCIES

On May 13, 1999, May 16, 1999 and June 11, 1999, separate putative class action suits were filed against the Registrant, Mr. Steve Bradford and Mr. Dorian Reed in the United States District Count, Central District of California (Case Nos. 99-5060, 99-5151R and 99-6925R, respectively), involving the purchase of the Registrant's securities during periods specified in the complaints. On September 20, 1999, the Court entered an order consolidating the lawsuits into one and appointing the lead plaintiff and lead counsel for the consolidated lawsuits (the "Consolidation Order"). Pursuant to the Consolidation Order, on or about October 8, 1999, a single consolidated amended class action complaint (the "Amended complaint") was filed by the plaintiffs in the consolidated putative class action under Case No. 99-5060R.

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

The Registrant is subject to a consent order issued by the Michigan Securities Bureau in December 1996 regarding the sale of its securities to persons residing in the State of Michigan. It is uncertain whether or not the Registrant will be obligated to repurchase or otherwise compensate Michigan purchasers for shares sold and has not made a provision therefore.

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

In July 2000, the Superior Court of the State of California for the County of Los Angeles, ("the Court") denied Bloomberg's first Motion to Strike, holding that Bloomberg and Evans failed to meet their burden of proof of showing the application of California's "anti-SLAPP" statute.

On October 22, 2000, after giving the defendants a second opportunity to present evidence, the Court granted the defendants "renewed" special motion to strike, brought pursuant to the "anti-SLAPP" statute and dismissed the Registrant's Complaint for Libel. The Court also awarded the defendants attorney's fees in an amount to be determined at a future date after an evidentiary hearing.

NOTE 16 - RESULTS OF DISCONTINUED OPERATIONS

The results of discontinued operations are summarized as follows

                                               Year Ended December 31
                                              2001      2000      1999

Revenue (includes bad debt write-off
of $6,900,000 - see Note 2, Revenue
 Recognition)                             $       -  $   162,959  $  495,959
Operating costs and expenses
Selling, Generating & Administrative       1,344,791   2,406,320   2,926,398
Depreciation & Amortization                        -     285,093     195,775
Litigation Claims and Other Losses                 -   1,321,369           -

Total Operating Costs & Expenses           1,344,791   4,012,782   3,122,173

(Loss) From Operations                    (1,344,791) (3,849,823) (2,626,214)

Other Income (Expense)

Miscellaneous Income                               -      10,000           -

Interest (Expense) Income                          -    (986,818)      1,753

Loss Before Income Tax                    (1,344,791) (4,826,641) (2,624,461)

Provision for Income Taxes                         -           -           -

Net Loss                                 $(1,344,791)$(4,826,641) $(2,624,461)

NOTE 17 - STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

Non cash investing and financing activities for the years ended
December 31, 2001 and 2000 are summarized as follows:
                                                       2001       2000

Issuance of common stock in exchange for:
 Conversion of short-term borrowings
  from related parties                                           $624,100
 Payment of accrued compensation to officers                      695,968
 Compensation expenses                             $   708,728    352,734
 Purchase of assets
 Settlement of accounts payable
 Settlement of merger liabilities assumed
 Financing fees                                                    60,050
Issuance of note payable for stock issue
 costs and fees                                                    54,500
Issuance of notes payable for services                             92,000
Disposals of property and equipment
 in exchange for:
  Amounts due to officer                                           37,238
  Reduction in note payable                                        16,882
  Retainer stock plan                                1,825,705
  2000 stock award plan                                188,501
Cash paid during the period for:
 Interest
 Income taxes

NOTE 18 - STOCK AWARD PLANS

On September 20, 2000, the Registrant adopted the Hitsgalore.com - Year 2000 Stock Award Plan (the "Plan") and, on October 3, 2000, filed a registration statement on Form S8 with the Securities and Exchange Commission to issue up to 10,000,000 shares of the Registrant's common stock under the Plan.

The shares of common stock were registered for the purpose of issuance to the Registrant's employees and consultants (the "recipients) as compensation for bona fide services rendered to the Registrant not in connection with capital raising activities. As of December 31, 2001, a total of 5,163,687 shares registered remained unissued.

On February 8, 2001, the Registrant filed a registration statement on Form S-8 with the Securities and Exchange Commission to issue up to 50,000,000 shares of the Registrant's common stock. No shares have been issued under this plan through December 31, 2001.

On June 18, 2001, the Registrant filed a registration statement on Form S-8 with the Securities and Exchange Commission to issue up to 91,000,000 shares of the Registrant's common stock. A total of 85,000,000 shares have been issued under this plan through December 31, 2001.

NOTE 19 - HITSGALORE.COM RETAINER STOCK PLAN FOR NON-EMPLOYEE
DIRECTORS AND CONSULTANTS

On January 16, 2001, the Registrant adopted the Hitsgalore.com Retainer Stock Plan for Non-Employee Directors and Consultants (the "Hitsgalore Plan") and, on February 8, 2001 filed a registration statement on Form S-8 with the Securities and Exchange Commission to issue up to 50,000,000 shares of the Registrant's common stock under the Hitsgalore Plan.

The terms of the Hitsgalore Plan provide for the issuance of up to 50,000,000 shares of common stock to the Registrant's non-employee directors and consultants as compensation for bona fide services rendered to the Registrant not in connection with capital raising or market making activities. The Registrant's Board of Directors is the Plan Administrator. As of December 31, 2001, shares were issued under this plan.

NOTE 20 - DIAMOND HITTS PRODUCTION NON-EMPLOYEE DIRECTOR AND
CONSULTANT RETAINER STOCK PLAN

On May 25, 2001, the Registrant adopted the Diamond Hitts Production Non-Employee Directors and Consultants Retainer Stock Plan (the "Diamond Hitts Plan") and, on June 18, 2001 filed a registration statement on Form S-8 with the Securities and Exchange Commission to issue up to 91,000,000 shares of the Registrant's common stock under the Diamond Hitts Plan.

The terms of the Diamond Hitts Plan provide for the issuance of up to 91,000,000 shares of common stock to the Registrant's non-employee directors and consultants as compensation for bona fide services rendered to the Registrant not in connection with capital raising or market making activities. The Registrant's Board of Directors is the Plan Administrator. As of December 31, 2001, 51,000,000 shares have been issued under this plan.

NOTE 21 - SUBSEQUENT EVENTS

As set forth in Note 3, "Going Concern" the Company's negative financial condition raises substantial doubt about the Company's ability to continue as a going concern.

The Company's management hopes to work out an arrangement with its creditors; acquire companies that have positive cash flows and, if possible, arrange a line of credit. A trust may be created to assume the Company's liability in exchange for stock. The trust will, if created, attempt to work out a settlement with its creditors.

There can be no guarantee that the Company's management will be successful in remediating the going concern problem.

The controversy related to the stamps held as collateral (Note 9) and also claimed by others has been resolved by mutual agreement between the Registrant and those parties also claiming an interest. The amount of the stamps and their value, if any, to the Registrant remains unknown.

                                EXHIBIT INDEX

Number                       Description

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

2.3 Agreement and Plan of Merger between the Registrant and Diamond Hitts Production, Inc., a Florida corporation, dated August 9, 2001 (incorporated by reference to Exhibit 2.3 of the Form 10-Q filed on November 21, 2001).

3.1 Articles of Incorporation, dated June 20, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on November 21, 2001).

3.2 Certificate of Amendment to Articles of Incorporation, dated August 14, 2001 (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on November 21, 2001).

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

4.21 Non-Employee Directors and Consultants Retainer Stock Plan, dated May 25, 2001 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on June 18, 2001).

4.22    Consulting Services Agreement between the Registrant and
        Mark Crist, dated May 30, 2001 (incorporated by reference to
        Exhibit 4.2 of the Form S-8 filed on June 18, 2001).

4.23    Consulting Services Agreement between the Registrant and
        Marcine Aniz Uhler, dated May 30, 2001 (incorporated by reference to Exhibit 4.3 of the Form S-8 filed on June 18, 2001).

4.24    Consulting Services Agreement between the Registrant and
        Marc R. Tow, dated May 30, 2001 (incorporated by reference to Exhibit 4.4 of the Form S-8 filed on June 18, 2001).

4.25    Consulting Services Agreement between the Registrant and
        Richard Nuthmann, dated May 30, 2001 (incorporated by reference to Exhibit 4.5 of the Form S-8 filed on June 18, 2001).

4.26    Consulting Services Agreement between the Registrant and
        Charles Maranto, dated May 30, 2001 (incorporated by reference to Exhibit 4.6 of the Form S-8 filed on June 18, 2001).

4.27    Consulting Services Agreement between the Registrant and
        John Anton, dated May 30, 2001 (incorporated by reference to
        Exhibit 4.7 of the Form S-8 filed on June 18, 2001).

4.28    Consulting Services Agreement between the Registrant and
        Larry Arnold, dated May 30, 2001 (incorporated by reference to Exhibit 4.8 of the Form S-8 filed on June 18, 2001).

4.29    Consulting Services Agreement between the Registrant and
        Robert Thompson, dated May 30, 2001 (incorporated by reference to Exhibit 4.9 of the Form S-8 filed on June 18, 2001).

4.30    Consulting Services Agreement between the Registrant and
        Laurie Carrington, dated May 30, 2001 (incorporated by reference to Exhibit 4.10 of the Form S-8 filed on June 18, 2001).

4.31    Consulting Services Agreement between the Registrant and
        Leonard Shulman, dated May 30, 2001 (incorporated by reference to Exhibit 4.11 of the Form S-8 filed on June 18, 2001).

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

16.3 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 11, 2002).

17.1    Letter on director resignation, dated July 2, 1997
       (incorporated by reference to Exhibit 17.1 of the Form 8-K filed on July 28, 1997).

17.2    Letter on director resignation, dated June 27, 1997
        (incorporated by reference to Exhibit 17.2 of the Form 8-K filed on July 28, 1997).