Form 10QSB
period 2002-03-31
DIAMOND HITTS PRODUCTION INC
filed 2002-05-20
CIK 949857

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Transitional Small Business Disclosure Format (check one): Yes  No X .

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              MARCH 31, 2002                                              3

              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                         4

              STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                         5

              NOTES TO FINANCIAL STATEMENTS                             6

     ITEM 2.  PLAN OF OPERATION                                         8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                        12

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      16

     ITEM 5.  OTHER INFORMATION                                        16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         16

SIGNATURE                                                              17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                        DIAMOND HITTS PRODUCTION, INC.
                       (formerly Hitsgalore.com, Inc.)
                                 BALANCE SHEET
                                 MARCH 31, 2002
                                  (Unaudited)

                                    ASSETS

                                                                    2002

Total assets                                                 $         0

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Short-term borrowings from related parties
less unamortized debt discount of $0 in 2002
and 2001                                                     $   805,302
Payroll tax arrearage                                             75,000
Accounts payable and accrued expenses                          1,063,620
Convertible note                                                  54,571
Merger related liabilities                                     2,791,836

Total liabilities                                              4,790,329

Commitments and contingencies
Stockholders' deficit:
 Class B convertible preferred stock, stated
 value and liquidation preference - $1.00
 per share; authorized 10,000,000 shares,
 issued and outstanding 100,000 shares                           54,764
  Common stock, $0.001 par value; authorized
     550,000,000 shares; issued and outstanding
     276,597,231 shares                                         276,597
     Additional paid-in capital                               8,395,649
     Accumulated deficit                                    (13,517,339)
Total stockholders' deficit                                  (4,790,329)

Total liabilities and stockholders' deficit                 $         0

                   See Notes to Financial Statements

                     DIAMOND HITTS PRODUCTION, INC.
                    (formerly Hitsgalore.com, Inc.)
                       STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                   Three Months Ended
                                               March 31         March 31
                                                 2002             2001
Net revenues                                   $         0     $      5,076

Operating costs and expenses:
 Selling, general and administrative expenses       25,600        2,594,677
 Depreciation and amortization                           -                -

Total operating costs and expenses                       -        2,594,677

Loss from operations                               (25,600)      (2,589,601)

Interest expense                                    87,266         (204,947)

Net loss                                       $  (112,866)     $(2,794,548)

Basic and diluted loss per share               $     (0.00)     $     (0.02)

Weighted average number of shares:
  Outstanding:
     Basic                                      274,555,564     132,058,464
     Diluted                                    274,555,564     132,058,464

                      See Notes to Financial Statements

                        DIAMOND HITTS PRODUCTION, INC.
                       (formerly Hitsgalore.com, Inc.)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       2002        2001

Net cash used in operating activities                $  (107,616) $  (12,823)
Increase in accounts payable                             107,616           0
Cash (required) provided from operations                       0     (12,823)

Cash flows from investing activities:
Capital expenditures                                           -           -
Net cash used in investing activities                          -           -

Cash flows from financing activities:
Proceeds from issuance of stock and
exercise of options and warrants                               0       5,000
Proceeds from short-term borrowings                            -           -
Borrowings from and (payments to)
Stockholders and officers, net                                 -       8,305

Net cash provided by financing activities                      0      13,305
Net increase in cash                                           0         482
Cash at beginning of period                                    0          25
Cash at end of period                               $          0     $   507

Supplemental disclosure of Cash Flow
Information and Non-Cash
Investing and Financing Activities.
Accounts receivable from sale of assets             $           0     20,000
Issuance of common stock for services                       5,250  2,572,953
Issuance of common stock in exchange for debt                   0      3,008

S                     See Notes to Financial Statements

                       DIAMOND HITTS PRODUCTION, INC.
                      (formerly Hitsgalore.com, Inc.)
                       NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1 - THE REGISTRANT AND BUSINESS

Effective as of February 16, 2001, the Registrant, through its new management, determined that the Registrant's "dot com" assets were not cost effective and sold a majority of such assets for $20,000.
Effective as of March 29, 2001, the Registrant changed its name from Hitsgalore.com, Inc. to Diamond Hitts Productions, Inc. The
Registrant is a Florida corporation.

The Registrant's current business is to seek and acquire profitable businesses and liquidate, modify, extend or otherwise satisfy the indebtedness of the Registrant.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principals consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.

Loss Per Share.

The weighted average number of shares outstanding during the three months ended March 31, 2002 and 2001 were 274,555,564 shares and 132,058,464 shares, respectively. For each of the periods presented, the including of potentially dilutive securities in the calculation of loss per share would have been anti-dilutive, thus both basic and diluted loss per share are the same.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Registrant incurred operating losses of approximately $113,000 in the first quarter of 2002 and $2,709,000 in the previous comparable fiscal year. As of March 31, 2002, the Registrant had a working capital deficiency of approximately $4.8 million and is subject to numerous judgments awarded by courts of competent jurisdiction. The amounts of outstanding judgments awarded against the Registrant are included as liabilities in the accompanying balance sheer, however, the Registrant is currently unable to satisfy these judgments or enter into any settlement agreements due to its lack of financial resources. In the absence of a sufficient amount of cash flows from future operations or from financing transactions, the Registrant would be required to seek other alternatives, including a sale or merger. These conditions raise substantial doubt about the Registrant's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - SHORT-TERM BORROWINGS FROM RELATED PARTIES

As of March 31, 2002, short-term borrowings from related parties consist of $701,500 payable under a Consolidated Promissory Note
Agreement and $103,802 payable under a convertible promissory note agreement, dated as of September 20, 2000.

As of March 31, 2001, the Company is in violation of the payment terms and the conversion privilege of the $103,802 note contained in these debt agreements. The company is contesting the convertibility of this note alleging that the transaction results in usurious interest. Nevertheless, the Company has set aside the necessary restricted shares to fulfill its obligation, if required.

NOTE 5 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2002, the Registrant issued 5,000,000 unrestricted shares as compensation to its president and 250,000 restricted shares to a previous creditor.


ITEM 2.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Liquidity and Capital Resources.

     The Registrant's working capital decreased to a negative $4.8 million at March 31, 2002 from a negative $4.7 million at December 31, 2001 at December 31, 2001. Since the Registrant has no operations and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

     To meet existing operating expenses, the Registrant, as needed,
secures short term loans.   By doing so the Registrant maximizes its
ability to generate income as it has no other means of revenue.

Capital Expenditures.

     There were no capital expenditures during the quarter ended March
31, 2002.

Twelve-Month Plan of Operation.

     The Registrant intends to take advantage of any reasonable business proposal presented which management believes will provide the Registrant and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Registrant to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Registrant of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Registrant will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Registrant, regardless of the completion of any transaction, will be profitable.

     If and when the Registrant locates a business opportunity, management of the Registrant will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Registrant would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Registrant's shareholders due to the issuance of stock to acquire such an opportunity.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

     The Registrant has had limited prior operations to date. Since the Registrant's principal activities recently have been limited to organizational activities, and seeking new business ventures, it has no recent record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has no assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

     The Registrant has incurred losses from operations: $4,826,641 for the year ended December 31, 2000, $3,321,785 for the year ended December 31, 2001, and $112,866 for the three months ended March 31, 2002. At March 31, 2002, the Registrant had an accumulated deficit of $13,517,339. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b) Need for Additional Financing May Affect Operations and Plan of Business.

     The working capital requirements associated with any adopted plan of business of the Registrant may be significant. The Registrant anticipates that it must seek financing to start-up a new business line (an amount which is as yet to be determined). However, such financing, when needed, may not be available, or on terms acceptable to management.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

(c) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees have an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements can be found, there could be material adverse effects on the Registrant=s business and prospects.

     In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Shareholders of the Registrant will only have rights associated with such ownership to make decisions which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(d) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

     The bylaws of the Registrant and the Nevada Revised Statutes generally provide for permissive indemnification of officers and directors and the Registrant may provide indemnification under such provisions. Any indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(e) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors which may not be susceptible to resolution. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors of the Registrant, any proposed investments for its evaluation.

(f)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Registrant Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(g)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

     The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Registrant, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(h) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

     There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is not currently traded on any exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock
market and the risks associated therewith.   The regulations governing
low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

Forward Looking Statements.

     The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

Class Action Lawsuits.

     On May 13, 1999, May 16, 1999 and June 11, 1999, separate putative class action suits were filed against the Registrant, Mr. Steve Bradford and Mr. Dorian Reed in the United States District Court, Central District of California (Case Nos. 99-5060, 99-5151R and 99-6925R, respectively), involving the purchase of the Registrant's securities during periods specified in the complaints. On September 20, 1999, the Court entered an order consolidating the lawsuits into one and appointing the lead plaintiff and lead counsel for the consolidated lawsuits ("Consolidation Order"). Pursuant to the Consolidation Order, on or about October 8, 1999, a single consolidated amended class action complaint ("Amended Complaint") was filed by the plaintiffs in the consolidated putative class action under Case No. 99-5060R.

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

     On January 11, 2000, Plaintiffs filed their second consolidated amended class action complaint ("2nd Amended Complaint"), to which the Defendants again responded with a motion to dismiss. On February 23, 2000, the Court entered its Order Granting Defendant's Motion to Dismiss with Prejudice, effectively terminating the action before the District Court. The Plaintiff's filed a Notice of Appeal, appealing the Order dismissing the case to the U.S. Court of Appeals for the Ninth Circuit. On or about July 12, 2000, the Registrant and Plaintiffs voluntarily dismissed the appeal pursuant to a stipulation in which each party agreed to bear their own respective fees and costs. In light of the dismissal, the Registrant believes that it is unlikely that the class action will have any material effect on the financial condition of the Registrant.

Securities and Exchange Commission Action.

     On June 9, 2000, staff members of the Securities and Exchange Commission ("SEC") advised the Registrant that a recommendation would be made to the SEC seeking authority to file a civil injunctive action in United States District Court against the Registrant and Steve Bradford, the Registrant's former President and Chief Executive Officer. The recommended action involves alleged violations of
Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, in connection with certain press releases issued by the Registrant prior to May 1999, regarding the Life Foundation Trust.

     The Registrant's legal counsel entered into settlement discussions with SEC staff members upon being advised of the recommended enforcement action. The SEC staff and the Registrant have agreed upon settlement agreement terms, including that the Registrant would not admit or deny the allegations in the SEC's Complaint, except as to jurisdiction. On November 28, 2001, the SEC filed a complaint alleging securities fraud against the Registrant and its former president, Stephen J. Bradford. Simultaneous with the filing of the SEC's complaint, the Registrant and Bradford settled the action by consenting to a permanent injunction, without admitting or denying the allegations in the complaint, for the violations outlined above.

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

     In July 2000, the Court denied Bloomberg's first Motion to Strike, holding that Bloomberg and Evans failed to meet their burden of proof of showing the application of California's "anti-SLAPP" statute. On October 22, 2000, after giving the defendants a second opportunity to present evidence, the Court granted the defendants a "renewed" special motion to strike, brought pursuant to the "anti-SLAPP" statute and dismissed the Registrant's Complaint for Libel. The Court also awarded the defendants attorney's fees in an amount to be determined at a future date after an evidentiary hearing and upon a motion to be filed by Bloomberg. Bloomberg filed its motion for attorney's fees and costs on January 8, 2001. The Registrant filed a reply to Bloomberg's motion on February 14, 2001. The Registrant is unable to determine the amount of attorney's fees and costs that will be awarded in favor of Bloomberg and against the Registrant. The Registrant intends to appeal the Court's decision..

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

     The Registrant believes that its current financial position and cash flows make it impossible for the Registrant to satisfy these judgments. Nevertheless, the Registrant expects to enter into discussions with pre-merger creditors to resolve outstanding disputes and pre-existing conditions the Registrant assumed in its merger with SCMI. The Registrant also plans to seek all available remedies against Edwin B. Salmon, Jr., the Registrant's former Chairman of the Board, for restitution and for monetary damages for alleged misrepresentations made in connection with the merger.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant sold the following securities without registration (restricted) during the three months ended March 31, 2002:

     On February 4, 2002, the Registrant issued 250,000 shares of its common stock in payment of a $2,500 debt and recorded interest expense of $250.

     No commissions were paid in connection with this sale. This sale was undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sale was made to a sophisticated investor as defined in Rule
502;

     - the Registrant gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, the Registrant advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2 of this section;

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that the purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     The Registrant is in default under the terms of a Promissory Note which provides for a series of principal payments to the lender totaling $701,500 during the period from January 6, 2001 through December 7, 2001. As of March 31, 2002, the total amount due to the lender under the Cash Payment Option is $809,617, including interest of $108,117.

     The Registrant is also in default under the terms of a convertible promissory note agreement with a principal balance of $103,802 which came due on December 8, 2000. This promissory note, or any portion thereof is convertible, at the election of the holder, into shares of the Registrant's common stock on the Payment Date at a conversion price equal to fifty percent (50%) of the closing bid price of the Registrant's common stock at the close of business on the day preceding the receipt by the Registrant of a notice of conversion.
The current balance of the note is comprised of borrowings from the related party of $150,000 and accrued interest and other costs of approximately $16,000, less net proceeds received by the related party of $62,198 from the sale of common stock, net of $103,802. A notice of conversion was received as of January 22, 2001. The notice of conversion provides for the issuance of approximately 4.4 million restricted shares to settle the Registrant's obligations under the applicable agreements. The Registrant is contesting the issuance of the 4.4 million restricted shares alleging that the transaction results in a usurious rate of interest. Nevertheless, the Registrant has set aside 4.4 million shares to fulfill its obligation if necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant filed the following reports on Form 8-K during the first quarter of the fiscal year covered by this Form 10-QSB:
(a) A Form 8-K was filed on March 6, 2002 to reflect the change in the certifying accountant for the Registrant from L.L. Bradford & Company, LLC to Henry Schiffer, C.P.A, effective on March 4, 2002.

     This Form 8-K filing also disclosed that the Registrant had reached an accord with Philatelic Holdings, Ltd. and Peter Lazar, as an individual, for the delivery to the Registrant of approximately 670 lbs. of postage stamps, the ownership of which had previously been in dispute.

     (b) An amended Form 8-K was filed on March 11, 2002, to include the letter from the former accountant, addressed to the Securities and Exchange Commission regarding that firm's agreement with the statements made by the Registrant in response to Item 304(a)(1) of Regulation S-B.

     (c) An amended Form 8-K was filed on April 9, 2002, to change the reason for the change of certifying accountants from "declined to stand for re-election" to "dismissal by action of the board of directors" of the Registrant to conform to the facts involved.

                                SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Diamond Hitts Production, Inc.



Dated: May 17, 2002                     By: /s/  Mark Crist
                                        Mark Crist, President

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