Form 10QSB
period 2002-06-30
DIAMOND HITTS PRODUCTION INC
filed 2002-08-14
CIK 949857

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                       COMMISSION FILE NUMBER: 0-26668


                         DIAMOND HITTS PRODUCTION, INC.
           (Exact name of Registrant as specified in its charter)


                Nevada                           65-0036344
(State or jurisdiction of incorporation        I.R.S. Employer
           or organization)                   Identification No.)

5753 Santa Ana Canyon  Road, Suite G-243, Anaheim Hills, California   92807
(Address of principal executive offices)                           (Zip Code)

                Registrant's telephone number:  (888) 522-4597

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

     As of June 30, 2002, the Registrant had 276,597,231 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              JUNE 30, 2002                                               3

              STATEMENTS OF OPERATIONS
              FOR THE SIX AND THREE MONTHS ENDED
              JUNE 30, 2002 AND JUNE 30, 2001                            4

              STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED
              JUNE 30, 2002 AND JUNE 30, 2001                            5

              NOTES TO FINANCIAL STATEMENTS                              6

     ITEM 2.  PLAN OF OPERATION                                          8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                         12

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                       16

     ITEM 5.  OTHER INFORMATION                                         16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          16

SIGNATURE                                                               17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                      DIAMOND HITTS PRODUCTION, INC.
                     (formerly Hitsgalore.com, Inc.)
                             BALANCE SHEET
                             JUNE 30, 2002
                              (Unaudited)

                                ASSETS
                                                                    2002

Total assets                                                     $        0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Short-term borrowings from related parties
 less unamortized debt discount of $0                               805,302
Payroll tax arrearage                                                75,000
Accounts payable and accrued expenses                             1,163,769
Convertible note                                                     54,571
Merger related liabilities                                        2,791,836

Total liabilities                                                 4,890,478

Commitments and contingencies
Stockholders' deficit:
Class B convertible preferred stock, stated
 value and liquidation preference - $1.00
 per share; authorized 10,000,000 shares,
 issued and outstanding 100,000 shares                             54,764

Common stock, $0.001 par value; authorized
 550,000,000 shares; issued and outstanding
 276,597,231 shares                                               276,597
Additional paid-in capital                                      8,395,649
Accumulated deficit                                           (13,617,488)
Total stockholders' deficit                                    (4,890,478)

Total liabilities and stockholders' deficit                             0

                        See Notes to Financial Statements

                         DIAMOND HITTS PRODUCTION, INC.
                        (formerly Hitsgalore.com, Inc.)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                      Six Months Ended   Three Months Ended
                                          June 30             June 30
                                      2002        2001     2002         2001

Net revenues                          $    -    $       -  $     -  $        -
Costs and expenses:
 General and administrative expenses    38,483   1,338,959   12,883    154,902
Interest expense                       174,532     318,186   87,266    113,239
                                       213,015   1,657,145  100,149    268,141

Loss from continuing operations, net of
income tax benefit of $22,000 for the
three months ended June 30, 2001      (213,015) (1,657,145) (100,149) (246,141)

Income (loss) from discontinued operations,
 less income taxes of $22,000 for the
 three months ended June 30, 2001            0  (1,344,791)        0    38,753

Net loss                              (213,015) (3,001,936) (100,149) (207,388)

Basic and diluted loss per share:
Income (loss) from continuing
 Operations                              (0.00)      (0.01)    (0.00)    (0.00)
Income (loss) from discontinued
 Operations                               0.00       (0.01)     0.00     (0.00)

Weighted average number of shares
 outstanding:                   275,565,232  152,103,346 271,352,173 184,315,368

                           See Notes to Financial Statements

                             DIAMOND HITTS PRODUCTION, INC.
                            (formerly Hitsgalore.com, Inc.)
                                STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                       Six Months Ended
                                                            June 30
                                                        2002       2001

Net cash used in operating activities                $  (207,765) $   (12,998)
Increase in accounts payable                             207,765            0
Cash required from operations
Cash flows from investing activities:
 Capital expenditures                                          -      (12,998)

Net cash used in investing activities                          -            -

Cash flows from financing activities:
 Proceeds from issuance of stock and exercise
 of options and warrants                                       0        5,000
Borrowings from and (payments to)
 Stockholders and officers, net                                0        8,305

Net cash provided by financing activities                      0       13,305

Net increase in cash                                           0          307

Cash at beginning of period                                    0           25

Cash at end of period                                          0          332

Supplemental disclosure of Cash Flow Information and Non-Cash
Investing and Financing Activities.
Accounts receivable from sale of assets                        0       20,000
Issuance of common stock for services                      5,250    2,705,406
Issuance of common stock in exchange for debt                  0        3,008

Cash paid during the period for:
 Interest                                                      -          737
 Income taxes                                                  -            -

                      See Notes to Financial Statements

                       DIAMOND HITTS PRODUCTION, INC.
                      (formerly Hitsgalore.com, Inc.)
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1 - THE REGISTRANT AND BUSINESS

Effective as of February 16, 2001, the Registrant, through its new management, determined that the Registrant's "dot com" assets were not cost effective and sold a majority of such assets for $20,000.
Effective as of March 29, 2001, the Registrant changed its name from Hitsgalore.com, Inc. to Diamond Hitts Productions, Inc. The
Registrant is a Nevada corporation.

The Registrant's current business is to seek and acquire profitable businesses and liquidate, modify, extend or otherwise satisfy the indebtedness of the Registrant.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principals consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.

Loss Per Share.

The weighted average number of shares outstanding during the six months ended June 30, 2002 and 2001 were 275,565,232 shares and 152,103,346 shares, respectively. For each of the periods presented, the including of potentially dilutive securities in the calculation of loss per share would have been anti-dilutive, thus both basic and diluted loss per share are the same.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Registrant incurred operating losses of approximately $213,000 in the first six months of 2002 and $3,000,000 in the previous comparable fiscal year. As of June 30, 2002, the Registrant had a working capital deficiency of approximately $4.9 million and is subject to numerous judgments awarded by courts of competent jurisdiction. The amounts of outstanding judgments awarded against the Registrant are included as liabilities in the accompanying balance sheet, however, the Registrant is currently unable to satisfy these judgments or enter into any settlement agreements due to its lack of financial resources. In the absence of a sufficient amount of cash flows from future operations or from financing transactions, the Registrant would be required to seek other alternatives, including a sale or merger or a liquidating trust as outlined in Note 6 A "Subsequent Events." These conditions raise substantial doubt about the Registrant's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plans in this regard are set forth in
Note 6 "Subsequent Events." There can be no assurance that management will be successful in carrying out its plans.

NOTE 4 - SHORT-TERM BORROWINGS FROM RELATED PARTIES

As of June 30, 2002, short-term borrowings from related parties consist of $701,500 payable under a Consolidated Promissory Note
Agreement and $103,802 payable under a convertible promissory note agreement, dated as of September 20, 2000.

As of June 30, 2002, the Company is in violation of the payment terms and the conversion privilege of the $103,802 note contained in these debt agreements. The company is contesting the convertibility of this note alleging that the transaction results in usurious interest. Nevertheless, the Company has set aside the necessary restricted shares to fulfill its obligation, if required.

NOTE 5 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2002, the Registrant issued 5,000,000 unrestricted shares as compensation to its president and 250,000 unrestricted shares to a previous creditor. See Note 6A "Subsequent Events" for the 265,000,000 common shares issued to the trustee of the newly created Hitsgalore/Systems Communication Creditors Trust. The issuance of the above shares brings the total common shares issued and outstanding to 541,597,213. The issuance of the 265,000,000 shares will be accounted for in the third quarter of 2002.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to June 30, 2002 the Company engaged in two transactions:

A. On July 3, 2002, the Registrant issued a total of 265,000,000 shares of restricted common stock to Gary Borglund as Trustee of the Hitsgalore/Systems Communication Creditors Trust. This now constitutes 48.93% of the total issued and outstanding common stock of the Registrant of 541,597,231 as of July 3, 2002. These shares were issued in connection with this trust, established on June 26, 2002, in order to benefit the combined creditors of Hitsgalore.com (now known as Diamond Hitts Production, Inc.) and Systems Communication, Inc. All creditors of Hittsgalore and/or Systems Communications are able to elect to receive the liquidated proceeds of the trust. The Registrant's common stock is to be liquidated under the trust over a period of 5 years commencing a year from the date of issuance; no more than 20% of the shares can be sold in any one year.

B. One July 12, 2002, the Registrant entered into an Acquisition Agreement to acquire 100% of the outstanding shares of Secure For Sure, Inc., a Nevada corporation (SFS"). The purchase price of all rights, title and interest in and to 100% of the outstanding shares of SFS is the following:

1.  $5,000 at closing

2.  10% royalty on all sales for a period of 5 years.

3. 884,000 individual postage stamps issued by the Aden States of South Arabia, such stamps to be held in escrow for a year and thereafter be delivered to the seller provided that;

a) The various proprietary software products of the SFS are proved to be of merchantable quality, free of defects, and fit for their intended use to the Registrant's satisfaction; and

b)  The sales of the SFS's various software products exceed
$1,000,000 for the 12 months ending August 31, 2003.

The above Aden stamps have not been given any value on the Company's books.

SFS owns a product called Verified Security, which is a suite of computer security programs. This company was previously operated as a proprietorship, then incorporated on June 18, 2002 as SFS.

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Results of Operations.

(a)  Net Revenues.

     The Company is inactive having no revenue in the first six months of 2002 and 2001.

(b)  Selling, General and Administrative Expenses.

     As mentioned above, the Company's inactive status makes comparison irrelevant. The $38,483 expensed in the six months is comprised of consulting expense, $5,250 and professional fees, primarily accounting, of $33,233.

(c)  Interest Expense.

     Interest expense for the six months of 2002 consists of interest on merger related liabilities ($139,592) and short-term borrowings of ($34,940). The same components were in the six months of 2001 plus the amortization of debt discount that accounts for the decrease in interest expense of $143,654.

Liquidity and Capital Resources.

     Hitsgalore.com, a closely held Nevada corporation ("Old Hitsgalore.com"), was organized in July 1998 to develop a porn free, or adult content free, business-to-business Internet search engine. On March 19, 1999, Old Hitsgalore merged, in a reverse merger transaction, with Systems Communication, Inc., a Florida corporation, and the name of the surviving corporation was changed to Hitsgalore.com, Inc. Effective as of February 16, 2001, the Registrant, through its new management, determined that the Registrant's "dot com" assets were not cost effective and sold a majority of such assets for $20,000. Effective as of March 29, 2001, the Registrant changed its name from Hitsgalore.com, Inc. to Diamond Hitts Production, Inc., a Florida corporation. In September 2001 the Registrant re-domiciled and became a Nevada corporation.

     The Registrant assumed a substantial amount of indebtedness in connection with the merger between Hitsgalore.com, a closely held Nevada corporation, and Systems Communication, Inc., in March 1999.
In addition, the Registrant has incurred operating losses in each of the last two fiscal years and in the first six months of 2002, and has discontinued the payment or conversion of outstanding convertible debt securities and has deferred the payment of trade and other liabilities. In February 2001 the Registrant, after considering the current state of the Internet industry, market conditions and other factors, disposed of its "dot com" business. The Registrant's current business is to reinvent itself, under the direction of a new management team. As of June 30, 2002, the Registrant is not conducting any revenue generating activities, has a stockholders' deficit of approximately $4.9 million and has no assets.

     New management believes that it has the ability to attract the necessary capital to carryout the transformation of the Registrant, and has targeted certain operating companies that may have an interest in entering into a business combination or similar transaction. In addition, the Registrant believes that its creditors are willing to give the Registrant time to reinvent the business and negotiate the terms upon which such debts are to be repaid or satisfied. In this regard see Note 6 to the financial statements "Subsequent Events."

Capital Expenditures.

     There were no capital expenditures during the six months ended
June 30, 2002.

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

     The Registrant has incurred losses from operations: $4,826,641 for the year ended December 31, 2000, $3,321,785 for the year ended December 31, 2001, and $213,015 for the six months ended June 30, 2002. At June 30, 2002, the Registrant had an accumulated deficit of $13,617,488. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(c) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees has an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements can be found, there could be material adverse effects on the Registrant=s business and prospects.

     In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Shareholders of the Registrant will only have rights associated with such ownership to make decisions that affect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

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

(e) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors that may not be susceptible to resolution. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors of the Registrant, any proposed investments for its evaluation.

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

Securities and Exchange Commission Action.

     On November 28, 2001, the Securities and Exchange Commission filed an action against Jeanette B. Wilcher and Life Foundation Trust along with the Registrant and its former president, Stephen J. Bradford. The complaint charged the Registrant and Mr. Bradford with fraud in connection with several press releases issued by the company between April 16 and May 10, 1999 that contained false and misleading statements about a purported investment in the Registrant by Life Foundation Trust. The complaint also charged Life Foundation Trust, a Scottsdale, Arizona, for-profit trust, and Ms. Wilcher with aiding and abetting the Registrant's actions and illegally selling Registrant stock. Simultaneous with the filing of the Commission's complaint, the Registrant and Mr. Bradford settled the action by consenting to a permanent injunction, without admitting or denying the allegations in the complaint, for the violations outlined above.

     On July 29, 2002, the Honorable Gary L. Taylor, United States District Judge for the Central District of California, resolved the case against Life Foundation Trust and Ms. Wilcher on summary judgment without the need for trial. The Court (1) permanently enjoined Life Foundation Trust and Ms. Wilcher from further violations of the antifraud provisions of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and the registration provisions of Sections 5(a) and 5(c) of the Securities Act of 1933; (2) held Life Foundation Trust and Ms. Wilcher jointly liable for disgorgement of the $1,024,418.50 that Life Foundation Trust made in profits on the illegal sale of Registrant stock; (3) ordered Life Foundation Trust to pay a civil penalty of $1,024,418.50; and (4) ordered Ms. Wilcher to pay a civil penalty of $110,000.

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

     In July 2000, the Court denied Bloomberg's first Motion to Strike, holding that Bloomberg and Evans failed to meet their burden of proof of showing the application of California's "anti-SLAPP" statute. On October 22, 2000, after giving the defendants a second opportunity to present evidence, the Court granted the defendants a "renewed" special motion to strike, brought pursuant to the "anti-SLAPP" statute and dismissed the Registrant's Complaint for Libel. The Court also awarded the defendants attorney's fees in an amount to be determined at a future date after an evidentiary hearing and upon a motion to be filed by Bloomberg. Bloomberg filed its motion for attorney's fees and costs on January 8, 2001. The Registrant filed a reply to Bloomberg's motion on February 14, 2001. The Registrant is unable to determine the amount of attorney's fees and costs that will be awarded in favor of Bloomberg and against the Registrant. The Registrant has decided not to appeal the Court's decision..

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant did not sell any securities without registration (restricted) during the three months ended June 30, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     The Registrant is in default under the terms of a Promissory Note that provides for a series of principal payments to the lender totaling $701,500 during the period from January 6, 2001 through December 7, 2001. As of June 30, 2002, the total amount due to the lender under the Cash Payment Option is $809,617, including interest of $116,170.

     The Registrant is also in default under the terms of a convertible promissory note agreement with a principal balance of $103,802 that came due on December 8, 2000. This promissory note, or any portion thereof is convertible, at the election of the holder, into shares of the Registrant's common stock on the Payment Date at a conversion price equal to fifty percent (50%) of the closing bid price of the Registrant's common stock at the close of business on the day preceding the receipt by the Registrant of a notice of conversion.
The current balance of the note is comprised of borrowings from the related party of $150,000 and accrued interest and other costs of approximately $16,000, less net proceeds received by the related party of $62,198 from the sale of common stock, net of $103,802. A notice of conversion was received as of January 22, 2001. The notice of conversion provides for the issuance of approximately 4.4 million restricted shares to settle the Registrant's obligations under the applicable agreements. The Registrant is contesting the issuance of the 4.4 million restricted shares alleging that the transaction results in a usurious rate of interest. Nevertheless, the Registrant has set aside 4.4 million shares to fulfill its obligation if necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant filed the following reports on Form 8-K during the second quarter of the fiscal year covered by this Form 10-QSB:

     An amended Form 8-K was filed on June 20, 2002, to include the a letter from the former accountant, addressed to the Securities and Exchange Commission regarding that firm's agreement with the statements made by the Registrant in response to Item 304(a)(1) of Regulation S-B, except for the discussion regarding the dismissal, in response to the amended Form 8-K filed on April 9, 2002 (in which the Registrant amended the reason for the change of certifying accountants from "declined to stand for re-election" to "dismissal by action of the board of directors").

                               SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Diamond Hitts Production, Inc.



Dated: August 13, 2002                 By: /s/  Mark Crist
                                       Mark Crist, President

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

2.4 Acquisition Agreement between the Registrant and shareholders of Secure For Sure, Inc., dated July 12, 2002 (incorporated by reference to Exhibit 2 of the Form 8-K filed on July 19, 2002).

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

4.32 Hitsgalore, Systems Communications Creditors Trust Agreement between the Registrant and Gary Borglund, dated June 26,
        2002 (incorporated by reference to Exhibit 4 of the Form 8-K filed on July 19, 2002).

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

16.4 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on June 20, 2002).

17.1    Letter on director resignation, dated July 2, 1997
        (incorporated by reference to Exhibit 17.1 of the Form 8-K filed on July 28, 1997).

17.2    Letter on director resignation, dated June 27, 1997
        (incorporated by reference to Exhibit 17.2 of the Form 8-K filed on July 28, 1997).