Form 10QSB
period 2002-09-30
DIAMOND HITTS PRODUCTION INC
filed 2002-11-21
CIK 949857

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     As of September 30, 2002, the Registrant had 541,597,231 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X.

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              SEPTEMBER 30, 2002                                          3

              STATEMENTS OF OPERATIONS
              FOR THE NINE AND THREE MONTHS ENDED
              SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001                   4

              STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001                   5

              NOTES TO FINANCIAL STATEMENTS                               6

     ITEM 2.  PLAN OF OPERATION                                           9

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          14

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  16

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        17

     ITEM 5.  OTHER INFORMATION                                          17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           18

SIGNATURE                                                                19

CERTIFICATION                                                            19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                           DIAMOND HITTS PRODUCTION, INC.
                                    BALANCE SHEET
                                 SEPTEMBER 30, 2002
                                    (Unaudited)

                                       ASSETS

Total assets                                                  $         0

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Short-term borrowings from related parties
less unamortized debt discount of $0                              805,302
Payroll tax arrearage                                              75,000
Accounts payable and accrued expenses                           1,251,035
Convertible note                                                   54,571
Merger related liabilities                                      2,791,836

Total liabilities                                               4,977,744

Commitments and contingencies
Stockholders' deficit:
Class B convertible preferred stock, stated
value and liquidation preference - $1.00
per share; authorized 10,000,000 shares,
issued and outstanding 100,000 shares                              54,764

Common stock, $0.001 par value; authorized
550,000,000 shares; issued and outstanding
541,597,231 shares                                                541,597

Additional paid-in capital                                      8,395,649
Accumulated deficit                                           (13,704,754)
Less:  265,000,000 shares in trust                               (265,000)

Total stockholders' deficit                                    (4,977,744)

Total liabilities and stockholders' deficit                             0

See Notes to Financial Statements

                            DIAMOND HITTS PRODUCTION, INC.
                               STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                     Nine Months Ended     Three Months Ended
                                        September 30          September 30
                                     2002          2001     2002         2001

Net revenues                        $        -    $      -  $      -   $      -
Costs and expenses:
General and administrative expenses     38,483    1,373,906        0     34,947
Interest expense                       261,798      431,425   87,266    113,239
                                       300,281    1,805,331   87,266    148,186

Loss from continuing operations, net of
income tax benefit of $22,000 for the
nine months ended September 30, 2001  (300,281)  (1,805,331)  (87,266)(148,186)

Income (loss) from discontinued operations,
less income taxes of $22,000 for the
nine months ended September 30, 2001         0    (1,344,791)       0        0

Net loss                              (300,281)   (3,150,122) (87,266)(148,186)

Basic and diluted loss per share:
Income (loss) from continuing
Operations                               (0.00)        (0.01)   (0.00)   (0.00)
Income (loss) from discontinued
Operations                                0.00         (0.01)    0.00    (0.00)

Weighted average number of shares
outstanding:                    275,924,154 178,184,641 276,597,231 230,347,231

                               See Notes to Financial Statements

                               DIAMOND HITTS PRODUCTION, INC.
                                  STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                         2002         2001

Net cash used in operating activities                   $       0   $   (5,025)

Cash flows from investing activities:
Capital expenditures                                            -      (12,998)
Net cash used in investing activities                           -      (12,998)

Cash flows from financing activities:
Proceeds from issuance of stock and exercise
of options and warrants                                         0       17,998
Net cash provided by financing activities                       0       17,998
Net increase (decrease) in cash                                 0          (25)
Cash at beginning of period                                     0           25
Cash at end of period                                           0            0

Supplemental disclosure of Cash Flow Information
and Non-Cash Investing and Financing Activities.
Accounts receivable from sale of assets                         0       20,000
Issuance of common stock for services                       5,250    2,705,406
Issuance of common stock in exchange for debt                   0        3,008

Cash paid during the period for:
Interest                                                        -          737
Income taxes                                                    -            -

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

Loss Per Share.

The weighted average number of shares outstanding during the nine months ended September 30, 2002 and 2001 were 275,924,154 shares and 178,184,641 shares, respectively. For each of the periods presented, the including of potentially dilutive securities in the calculation of loss per share would have been anti-dilutive, thus both basic and diluted loss per share are the same. See Note 5 regarding 265,000,000 shares issued to a creditors' trust.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Registrant incurred operating losses of approximately $300,000 in the first nine months of 2002 and $3,150,000 in the previous comparable fiscal year. As of September 30, 2002, the Registrant had a working capital deficiency of approximately $5.0 million and is subject to numerous judgments awarded by courts of competent jurisdiction. The amounts of outstanding judgments awarded against the Registrant are included as liabilities in the accompanying balance sheet, however, the Registrant is currently unable to satisfy these judgments or enter into any settlement agreements due to its lack of financial resources. In the absence of a sufficient amount of cash flows from future operations or from financing transactions, the Registrant would be required to seek other alternatives, including a sale or merger or a liquidating trust as outlined in Note 6 "Creditors' Trust." These conditions raise substantial doubt about the Registrant's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plans in this regard are set forth in
Note 6 "Creditors' Trust." There can be no assurance that management will be successful in carrying out its plans.

NOTE 4 - SHORT-TERM BORROWINGS FROM RELATED PARTIES

As of September 30, 2002, short-term borrowings from related parties consist of $701,500 payable under a Consolidated Promissory Note
Agreement and $103,802 payable under a convertible promissory note agreement, dated as of September 20, 2000.

As of September 30, 2002, the Company is in violation of the payment terms and the conversion privilege of the $103,802 note contained in these debt agreements. The company is contesting the convertibility of this note alleging that the transaction results in usurious interest. Nevertheless, the Company has set aside the necessary restricted shares to fulfill its obligation, if required.

NOTE 5 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2002, the Registrant issued 5,000,000 unrestricted shares as compensation to its president and 250,000 unrestricted shares to a previous creditor. See Note 6 "Creditors' Trust" for the 265,000,000 common shares issued to the trustee of the newly created Hitsgalore/Systems Communication Creditors' Trust. The issuance of the above shares brings the total common shares issued and outstanding to 541,597,231. The 265,000,000 shares issued to the Creditors' Trust were valued at par ($0.001) and are shown in the accompanying balance sheet as a deduction from stockholders' deficit.

The 265,000,000 shares are not included in the weighted average of shares outstanding. Trust shares will be included in the earnings
(loss) per share calculation at such time as they are sold and a creditors' liability is reduced.

NOTE 6 - CREDITORS' TRUST

On July 3, 2002, the Registrant issued a total of 265,000,000 shares of restricted common stock to Gary Borglund as Trustee of the Hitsgalore/Systems Communication Creditors Trust. This now constitutes 48.93% of the total issued and outstanding common stock of the Registrant of 541,597,231 as of July 3, 2002. These shares were issued in connection with this trust, established on June 26, 2002, in order to benefit the combined creditors of Hitsgalore.com (now known as Diamond Hitts Production, Inc.) and Systems Communication, Inc.
All creditors of Hittsgalore and/or Systems Communications are able to elect to receive the liquidated proceeds of the trust. The Registrant's common stock is to be liquidated under the trust over a period of 5 years commencing a year from the date of issuance; no more than 20% of the shares can be sold in any one year.
NOTE 7 - RECISSION OF ACQUISITION

One July 12, 2002, the Registrant entered into an Acquisition
Agreement to acquire 100% of the outstanding shares of Secure For
Sure, Inc., a Nevada corporation (SFS"). The agreement has been rescinded.

NOTE 8 - SUBSEQUENT EVENT

In October 2002 the Registrant settled a minor claim in which the Registrant received $15,000.


ITEM 2.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the unaudited financial statements of the Registrant and notes thereto contained elsewhere in this report.

Results of Operations.

(a)  Net Revenues.

     The Company is inactive having no revenue in the first nine months of 2002 and 2001.

(b)  Selling, General and Administrative Expenses.

     As mentioned above, the Company's inactive status makes comparison irrelevant. The $38,483 expensed in the nine months is comprised of consulting expense, $5,250 and professional fees, primarily accounting, of $33,233.

(c)  Interest Expense.

     Interest expense for the nine months of 2002 consists of interest on merger related liabilities ($210,752) and short-term borrowings of ($51,046). The same components were in the six months of 2001 plus the amortization of debt discount that accounts for the decrease in interest expense of $148,559.

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

     The Registrant assumed a substantial amount of indebtedness in connection with the merger between Hitsgalore.com, a closely held Nevada corporation, and Systems Communication, Inc., in March 1999.
In addition, the Registrant has incurred operating losses in each of the last two fiscal years and in the first six months of 2002, and has discontinued the payment or conversion of outstanding convertible debt securities and has deferred the payment of trade and other liabilities. In February 2001 the Registrant, after considering the current state of the Internet industry, market conditions and other factors, disposed of its "dot com" business. The Registrant's current business is to reinvent itself, under the direction of a new management team. As of September 30, 2002, the Registrant is not conducting any revenue generating activities, has a stockholders' deficit of approximately $5 million and has no assets.

     New management believes that it has the ability to attract the necessary capital to carryout the transformation of the Registrant, and has targeted certain operating companies that may have an interest in entering into a business combination or similar transaction. In addition, the Registrant believes that its creditors are willing to give the Registrant time to reinvent the business and negotiate the terms upon which such debts are to be repaid or satisfied. In this regard see Note 6 to the financial statements "Creditors' Trust."

Capital Expenditures.

     There were no capital expenditures during the nine months ended September 30, 2002.

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

     On July 12, 2002, the Registrant entered into an Acquisition Agreement to acquire 100% of the outstanding shares of Secure For Sure, Inc., a Nevada corporation. However, on November 19, 2002, by mutual agreement between the parties, this agreement was rescinded. The reason for this recission is that the programs of this company are not compatible with Windows XP, NT or 2000. While it was assumed that making it compatible with the newer operating systems would be relatively simple, it has turned out not to be. In fact, bringing the programs up to date will require a near "clean slate" re-write. Because of this recission, financial statements on Secure for Sure, Inc. will not be filed in an amended Form 8-K.

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

     The Registrant has incurred losses from operations: $4,826,641 for the year ended December 31, 2000, $3,321,785 for the year ended December 31, 2001, and $300,281 for the nine months ended September 30, 2002. At September 30, 2002, the Registrant had an accumulated deficit of $13,704,754. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sale of unregistered
(restricted) securities during the quarter ended on September 30, 2002

     On July 3, 2002, the Registrant issued a total of 265,000,000 shares of common stock to Gary Borglund as Trustee of the Hitsgalore/Systems Communication Creditors Trust (this now constitutes 48.93% of the total issued and outstanding common stock of the Registrant of 541,597,231 as of July 3, 2002). These shares were issued in connection with this trust, established on June 26, 2002, in order to benefit the combined creditors of Hitsgalore.com (now known as Diamond Hitts Production, Inc.) and Systems Communication, Inc. (see Exhibit 4 to this Form 8-K). All creditors of Hitsgalore and/or Systems Communications are able to elect to receive the liquidated proceeds of the trust. The Registrant common stock is to be liquidated under the trust over a period of 5 years commencing a year from the date of issuance; no more than 20% of the shares can be sold in any one year.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     The Registrant is in default under the terms of a Promissory Note that provides for a series of principal payments to the lender totaling $701,500 during the period from January 6, 2001 through December 7, 2001. As of September 30, 2002, the total amount due to the lender under the Cash Payment Option is $825,723, including interest of $124,223.

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

Reports on Form 8-K.

     The Registrant filed the following report on Form 8-K during the third quarter of the fiscal year covered by this Form 10-QSB:

     A Form 8-K was filed on July 19, 2002 to report the following:

     (a) On July 12, 2002, the Registrant entered into an Acquisition Agreement to acquire 100% of the outstanding shares of Secure For
Sure, Inc., a Nevada corporation.

     (b) On July 3, 2002, the Registrant issued a total of 265,000,000 shares of restricted common stock to Gary Borglund as Trustee of the Hitsgalore/Systems Communication Creditors Trust.
These shares were issued in connection with this trust, established on June 26, 2002, in order to benefit the combined creditors of Hitsgalore.com (now known as Diamond Hitts Production, Inc.) and Systems Communication, Inc.

                                       SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Diamond Hitts Production, Inc.



Dated: November 20, 2002                   By: /s/  Mark Crist
                                           Mark Crist, President

                                  CERTIFICATION

I, Mark Crist, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Diamond Hitts Production, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
and

(c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 20, 2002                       /s/ Mark Crist
                                               Mark Crist, President

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